Form 10-Q
period 2015-06-30
GreenHaven Coal Fund
filed 2015-08-07
CIK 1552700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015,

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

Indicate the number of outstanding Shares as of June 30, 2015: 25,050 Shares.

GREENHAVEN COAL FUND

QUARTER ENDED JUNE 30, 2015

PART 1. FINANCIAL INFORMATION	2

ITEM 1. FINANCIAL STATEMENTS

GreenHaven Coal Fund Financial Statements
Statements of Financial Condition for June 30, 2015 (unaudited) and December 31, 2014	3
Unaudited Schedule of Investments at June 30, 2015	4
Unaudited Statement of Income and Expenses for the Three Months Ended June 30, 2015 and Six Months Ended June 30, 2015	5
Unaudited Statement of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2015	6
Unaudited Statement of Cash Flows for the Six Months Ended June 30, 2015	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4. CONTROLS AND PROCEDURES	20

PART II. OTHER INFORMATION	21

ITEM 1. Legal Proceedings	21
ITEM 1A. Risk Factors	21
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
ITEM 3. Defaults Upon Senior Securities	21
ITEM 4. Reserved	21
ITEM 5. Other Information	21
ITEM 6. Exhibits	22

SIGNATURES	22

EXHIBIT INDEX	23
EX-3.1 GreenHaven Coal Fund Second Amended and Restated Turst Agreement
EX-31.1 SECTION 302 Certification of CEO
EX-31.2 SECTION 302 Certification of CFO
EX-32.1 SECTION 906 Certification of CEO
EX-32.2 SECTION 906 Certification of CFO
EX-101 Interactive Data Files

GreenHaven Coal Fund

Statements of Financial Condition

June 30, 2015 (unaudited) and December 31, 2014

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Equity in broker trading accounts:
Cash held by broker	$951,753	$1,500
Net unrealized appreciation on futures contracts	42,500	—
Prepaid brokerage fees and expenses	1,683	—
Total assets	$995,936	$1,500

Liabilities and shareholders’ equity
Management fee payable to related party	755	—
Total liabilities	$755	$—

Shareholders’ equity
Paid in capital – 25,050 and 50 redeemable shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1,304,975	1,500
Accumulated deficit	(309,794)	—

Total shareholders’ equity	995,181	1,500
Total liabilities and shareholders’ equity	$995,936	$1,500

Net asset value per share	$39.73	$30.00

See accompanying notes to unaudited financial statements

GreenHaven Coal Fund

Unaudited Schedule of Investments

June 30, 2015

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Appreciation on Futures Contracts
Coal API2 ARA SWP (5 contracts, settlement date December 31, 2015)	1.31%	$13,100	$302,500
Coal API2 ARA SWP (5 contracts, settlement date November 27, 2015)	1.34	13,300	302,500
Coal API2 ARA SWP (6 contracts, settlement date October 30, 2015)	1.62	16,100	363,000
Net Unrealized Appreciation on Futures Contracts	4.27%	$42,500	$968,000

See accompanying notes to unaudited financial statements

GreenHaven Coal Fund

Unaudited Statement of Income and Expenses

For the Three Months Ended June 30, 2015

and Six Months Ended June 30, 2015*

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015

Income
Interest Income	$—	$—

Expenses
Management fee to related party	5,169	11,282
Brokerage fees and expenses	1,632	3,562
Total expenses	6,801	14,844
Net Investment Loss	(6,801)	(14,844)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Loss on
Futures Contracts	(169,950)	(337,450)
Net Realized Loss	(169,950)	(337,450)
Net Change in Unrealized Gain on
Futures Contracts	142,100	42,500
Net Change in Unrealized Gain	142,100	42,500
Net Realized and Unrealized Loss on Investments and Futures Contracts	(27,850)	(294,950)

Net Loss	$(34,651)	$(309,794)

* Commenced trading operations on the NYSE Arca on February 20, 2015.

See accompanying notes to unaudited financial statements

GreenHaven Coal Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2015*

				Total
		Paid In	Accumulated	Shareholders’
	Units	Capital	Deficit	Equity

Balance at December 31, 2014	50	$1,500	$—	$1,500
Capital Contribution on Original Units	—	500	—	500
Creation of Limited Units	150,000	6,000,000	—	6,000,000
Redemption of Limited Units	(125,000)	(4,697,025)	—	(4,697,025)
Net Loss:
Net Investment loss	—	—	(14,844)	(14,844)
Net realized loss on Investments and Futures Contracts	—	—	(337,450)	(337,450)
Net change in unrealized gain on Futures Contracts	—	—	42,500	42,500
Balance at June 30, 2015 (unaudited)	25,050	$1,304,975	$(309,794)	$995,181

* Commenced trading operations on the NYSE Arca on February 20, 2015

See accompanying notes to unaudited financial statements

GreenHaven Coal Fund

Unaudited Statement of Cash Flows

For the Six Months Ended June 30, 2015*

Cash flow from operating activities:
Net Loss	$(309,794)
Adjustments to reconcile net loss to net cash used for operating activities:
Unrealized appreciation on investments and futures contracts	(42,500)
Increase in accrued expenses	755
Increase in prepaid brokerage fees and expenses	(1,683)
Net cash used for operating activities	(353,222)

Cash flows from financing activities:
Proceeds from creation of Limited Units	6,000,000
Additional capital contribution	500
Redemption of Limited Units	(4,697,025)
Net cash provided by financing activities	1,303,475

Net change in cash	950,253

Cash held by broker at the beginning of the period	1,500
Cash held by broker at end of period	$951,753

* Commenced trading operations on the NYSE Arca on February 20, 2015.

See accompanying notes to unaudited financial statements

GreenHaven Coal Fund

Notes to Unaudited Financial Statements

June 30, 2015

(1) Organization

GreenHaven Coal Fund (the “Fund”), formerly GreenHaven Coal Index Fund, was formed as a Delaware statutory trust on June 18, 2012 and commenced operations on February 20, 2015. The business of the Fund is limited to (i) creating and redeeming common units of beneficial interest in the Fund (“Shares”) in minimum blocks of 25,000 Shares (“Baskets”) on a continuous basis, and (ii) investing proceeds in a portfolio of Rotterdam Coal futures contracts (“Coal Futures”) and U.S. Treasuries. The Fund’s sponsor is GreenHaven Coal Services, LLC, a Georgia limited liability company (the “Sponsor”). The Sponsor serves as the Fund’s commodity pool operator and sponsor under the Fund’s trust agreement, and is responsible for the day-to-day operations of the Fund. Shares of the Fund are offered on NYSE Arca stock exchange under the symbol “TONS”.

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

Unaudited Interim Financial Information

The financial statements as of June 30, 2015 included herein are unaudited. In the opinion of the Sponsor, the unaudited financial statements have been prepared on the same basis as an annual financial statement and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year.

(2) Service Providers and Related Party Agreements

(a) ”Trustee” – Christiana Trust is the sole trustee for the Fund. The Trustee is a division of Wilmington Saving Fund Society, FSB, and is headquartered in Wilmington, DE.

(b) ”Sponsor” – GreenHaven Coal Services, LLC is responsible for the day to day operations of the Fund. The Sponsor charges the Fund a management fee for its services. GreenHaven Coal Services, LLC is a Georgia limited liability company with operations in Atlanta, GA.

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

(d) “Commodity Broker” — Morgan Stanley & Co. LLC (“MS&Co.”) is the Fund’s Commodity Broker. In its capacity as the Commodity Broker, it executes and clears each of the Fund’s futures transactions and performs certain administrative services for the Fund. MS&Co. is based in New York, New York.

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

(c) Cash Held by Broker

The Fund defines cash held by broker to be highly liquid investments, with original maturities of three months or less when acquired. MS&Co allows the Fund to apply its Treasury Bill portfolio towards its initial margin requirement for the Fund’s futures positions, hence all cash held by the broker is unrestricted cash. The cash and Treasury Bill positions are held in segregated accounts at MS&Co and are not insured by the Federal Deposit Insurance Corporation.

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

(e) Income Taxes

The Fund is classified as a partnership, for U.S. federal income tax purposes. Accordingly the Fund is subject to U.S. federal, state, or local income taxes. No provision for federal, state, or local income taxes has been made in the accompanying financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s income, gain, loss, deductions and other items.

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

(f) Futures Contracts

The Fund purchases and holds commodity futures contracts for investment purposes. These contracts are recorded on a trade date basis and open contracts are valued daily at settlement prices provided by the relevant exchanges. In the Statement of Financial Condition, futures contracts are presented at their published settlement prices on the last business day of the period, in accordance with the fair value accounting standard. Since these contracts are actively traded in markets that are directly observable and which provide readily available price quotes, their market value is deemed to be their fair value under the fair value accounting standard. (See Note 4 — Fair Value Measurements).

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

(g) Subsequent Events

For purposes of disclosure in the financial statements, the Fund has evaluated events occurring during the period ended, June 30, 2015 and through the date the financial statements were issued.

The evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

A summary of the Fund’s assets and liabilities at fair value as of June 30, 2015, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Futures Contracts	$42,500	-	-	$42,500

There were no transfers between Level 1 and Level 2 for the Fund during the period ended June 30, 2015. The Fund did not hold any Level 3 securities during the period ended June 30, 2015.

(5) Derivative Instruments and Hedging Activities

The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective.

At June 30, 2015, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$42,500	$-	$42,500

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the six months ended June 30, 2015:

Derivative Instruments	Realized Loss on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Futures Contracts	$(337,450)	$42,500

(6) Financial Instrument Risk

In the normal course of its business, the Fund may be party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the statements of financial condition, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures, whose values are based upon an underlying asset and generally represent future commitments which have a reasonable possibility to be settled in cash or through physical delivery. These instruments are traded on an exchange and are standardized contracts.

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

Credit risk is the possibility that a loss may occur due to the failure of an exchange clearinghouse to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of assets and liabilities and not represented by the contract or notional amounts of the instruments.

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

(b) Redemption of Shares

The approved procedures by which an Authorized Participant can redeem one or more Baskets mirror in reverse the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Marketing Agent to redeem one or more Baskets. Redemption orders must be placed no later than 10:00 a.m., New York time, on each business day The day on which the Marketing Agent receives a valid redemption order is the redemption order date.

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

The management fees incurred during the three and six months ended June 30, 2015 were $5,169 and $11,282, respectively. The Management Fees are charged to the Fund and paid to the Sponsor.

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

(c) Brokerage Commissions, Fees, and Routine Operational, Administrative, and Other Ordinary Expenses

The Sponsor currently does not expect brokerage commissions and fees as well as routine operational, administrative and other ordinary expenses for which the Funds are responsible, including, but not limited to, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs, to exceed 0.30% of the Net Asset Value of the Fund in any year, although the actual amount of such fees and expenses in any year may be greater. The Fund’s brokerage commissions and fees and routine operational, administrative and other ordinary expenses are accrued at a rate of 0.30% per annum in the aggregate. Of the amounts so accrued, the Fund first pays brokerage commissions and fees, and secondly from the remainder of the amounts so accrued, reimburses the Sponsor first for the Fund’s ongoing operational, administrative, professional and other ordinary fees and expenses (other than any marketing-related fees and expenses), and second, the Fund’s organizational and offering fees and expenses.

Brokerage commissions and fees are charged against the Fund’s assets on a per transaction basis. The brokerage commissions, trading fees and routine operational, administrative, and other ordinary expenses incurred for the three and six months ended June 30, 2015 were $1,632 and $3,562, respectively.

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

(11) Commitments and Contingencies

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of the Fund. As of June 30, 2015 no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following Net Asset Value and financial highlights related to investment performance and operations for a Share outstanding for the three and six-months ended June 30, 2015. The net investment loss and total expense ratios have been annualized. The total return at Net Asset Value is based on the change in Net Asset Value of the Shares during the period and the total return at market value is based on the change in market value of the Shares on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015*
Net Asset Value
Net asset value per Share, beginning of period	$38.17	$30.00
Capital contribution on original units	-	10.00
Net assets value per Share, beginning of period (commencement of trading)	38.17	40.00
Net realized and change in unrealized gain (loss) from investments (iii)	1.68	(0.09)
Net investment loss	(0.12)	(0.18)
Net increase (decrease) in net assets from operations	1.56	(0.27)
Net asset value per Share, end of period	$39.73	$39.73

Market value per Share, beginning of period	$39.30	$40.00
Market value per Share, end of the period	39.00	39.00

Ratio to average net assets (i)
Net investment loss	(1.29)%	(1.27)%
Total expenses	1.29%	1.27%

Total Return, at net assets value (ii)	4.09%	(0.68)%
Total Return, at market value (ii)	(0.77)%	(2.50)%

* Commenced trading operations on the NYSE Arca on February 20, 2015.

(i) Percentages are annualized.

(ii) Percentages are not annualized.

(iii) The amount of net gain from securities (both realized and unrealized) per share does not accord with the amounts reported in the Statements of Operations due to the timing of purchases and redemptions of Fund shares during the period.

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

The Fund holds a significant portion of its assets in futures contracts and U.S. Treasuries, both of which are recorded on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the statements of income and expenses. Generally, fair values are based on quoted market closing prices. However, when market closing prices are not available, the Sponsor may value an asset of the Fund pursuant to policies the Sponsor has adopted, which are consistent with normal industry standards.

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

Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the statements of income and expenses in the period in which the contract is closed or the changes occur, respectively.

Capital Resources

The Fund had no commitments for capital expenditures as of June 30, 2015. Currently, the Fund invests only in U.S Treasuries and in long positions in exchange-traded commodity futures contracts. Therefore, it has no expectation of entering into commitments for capital expenditures at any time in the near future.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2015 the Fund had no commitments or contractual obligations other than its long positions in futures contracts as detailed in the Unaudited Schedule of Investments included herein. Typically, those positions require the Fund to deposit initial margin funds with its Commodity Broker in amounts equal to approximately 10% of the notional value of the contracts. Also, the Fund may be required to make additional margin deposits if prices fall for the underlying commodities. Since the Fund is not leveraged, it holds in reserve the shareholder funds not required for margin and invests these in U.S. Treasuries. These funds are available to meet variation margin calls.

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

The Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind, The Fund’s contractual obligations are with the Sponsor and the Commodity Broker. Management Fee payments made to the Sponsor are calculated as a fixed percentage of the Fund’s Net Asset Value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Sponsor cannot anticipate the amount of payments that will be required under these arrangements for future periods as future Net Asset Values are not known until a future date.

Results of Operations

FOR THE PERIOD FROM FEBRUARY 20, 2015 TO JUNE 30, 2015

The Fund was launched on February 19, 2015 at $40.00 per share and listed for trading on the NYSE Arca on February 20, 2015.

Performance Summary Since Inception

Date	NAV	Total Shares	Net Assets	1 Month	3 Months	Since Inception
2/20/2015	$40.09	150,050	$6,015,505
2/28/2015	$41.36	150,050	$6,206,068			3.17%
3/31/2015	$38.17	150,050	$5,727,409	-7.71%		-4.79%
4/30/2015	$38.58	25,050	$966,429	1.07%		-3.77%
5/31/2015	$38.29	25,050	$959,165	-0.75%	-7.42%	-4.49%
6/30/2015	$39.73	25,050	$995,237	3.76%	4.09%	-0.90%

The Fund seeks to provide investors with exposure to the daily change in the price of Coal Futures, before expenses and liabilities of the Fund. For the six-months ended June 30, 2015, the Fund’s Net Asset Value returned -0.90%.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2015, the Fund made no changes to its internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Not Applicable.

Item 1A. Risk Factors.

     Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) For the three months ended June 30, 2015, 125,000 shares were redeemed for $4,697,025 and no shares were created. On June 30, 2015, 25,050 shares of the Fund were outstanding for a market capitalization of $976,950, based on June 30, 2015 closing price of $39.00 on the NYSE Arca.

(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) from Authorized Participants for each month during the quarter ended June 30, 2015:

Issuer Purchases of Equity Securities
Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares That
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Redeemed	Paid per Share	Programs	Programs
April 1, 2015 to April 30, 2015	125,000	$37.58	N/A	N/A
May 1, 2015 to May 31, 2015	-	$-	N/A	N/A
June 1, 2015 to June 30, 2015	-	$-	N/A	N/A
Total	125,000	$37.58

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

GreenHaven Coal Fund

	By:	GreenHaven Coal Services LLC, its Sponsor

Date: August 7, 2015	By:	/s/ Ashmead Pringle Name: Ashmead Pringle
Title: Chief Executive Officer

Date: August 7, 2015	By:	/s/ Cooper Anderson Name: Cooper Anderson
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit		Page
Number	Description of Document	Number

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

