Form 10-Q
period 2015-09-30
GreenHaven Coal Fund
filed 2015-11-06
CIK 1552700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015,

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

Indicate the number of outstanding Shares as of September 30, 2015: 25,050 Shares.

GREENHAVEN COAL FUND

QUARTER ENDED SEPTEMBER 30, 2015

PART 1. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS

GreenHaven Coal Fund Financial Statements
Statements of Financial Condition for September 30, 2015 (unaudited) and December 31, 2014	3
Unaudited Schedule of Investments at September 30, 2015	4
Unaudited Statements of Income and Expenses for the Three Months Ended September 30, 2015 and Nine Months Ended September 30, 2015	5
Unaudited Statement of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2015	6
Unaudited Statement of Cash Flows for the Nine Months Ended September 30, 2015	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4. CONTROLS AND PROCEDURES	20

PART II. OTHER INFORMATION	21

ITEM 1. Legal Proceedings	21
ITEM 1A. Risk Factors	21
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
ITEM 3. Defaults Upon Senior Securities	21
ITEM 4. Reserved	21
ITEM 5. Other Information	21
ITEM 6. Exhibits	22

SIGNATURES	22

EXHIBIT INDEX	23
EX-3.1 GreenHaven Coal Fund Second Amended and Restated Turst Agreement
EX-31.1 SECTION 302 Certification of CEO
EX-31.2 SECTION 302 Certification of CFO
EX-32.1 SECTION 906 Certification of CEO
EX-32.2 SECTION 906 Certification of CFO
EX-101 Interactive Data Files

GreenHaven Coal Fund

Statements of Financial Condition

September 30, 2015 (unaudited) and December 31, 2014

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Equity in broker trading accounts:
Cash held by broker	$869,246	$1500
Net unrealized appreciation (depreciation) on futures contracts	(38,350)	—
Prepaid brokerage fees and expenses	1,291	—
Total assets	$832,187	$1,500

Liabilities and shareholders' equity
Management fee payable to related party	680	—
Total liabilities	$680	$—

Shareholders' equity
Paid in capital – 25,050 and 50 redeemable shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,304,975	1,500
Accumulated deficit	(473,468)	—

Total shareholders' equity	831,507	1,500
Total liabilities and shareholders' equity	$832,187	$1,500

Net asset value per share	$33.19	$30.00

See accompanying notes to unaudited financial statements

GreenHaven Coal Fund

Unaudited Schedule of Investments

September 30, 2015

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Depreciation on Futures Contracts
Coal API2 ARA SWP (5 contracts, settlement date March 24, 2016)	(1.50)%	$(12,450)	$243,500
Coal API2 ARA SWP (5 contracts, settlement date February 26, 2016)	(1.39)	(11,600)	243,500
Coal API2 ARA SWP (6 contracts, settlement date January 29, 2016)	(1.72)	(14,300)	292,200
Net Unrealized Depreciation on Futures Contracts	(4.61)%	$(38,350)	$779,200

See accompanying notes to unaudited financial statements

GreenHaven Coal Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2015

and Nine Months Ended September 30, 2015*

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Income
Interest Income	$—	$—

Expenses
Management fee to related party	2,184	13,466
Brokerage fees and expenses	690	4,252
Total expenses	2,874	17,718
Net Investment Loss	(2,874)	(17,718)

Realized and Net Change in Unrealized Loss on Investments and Futures Contracts
Realized Loss on
Futures Contracts	(79,950)	(417,400)
Net Realized Loss	(79,950)	(417,400)
Net Change in Unrealized Loss on
Futures Contracts	(80,850)	(38,350)
Net Change in Unrealized Loss	(80,850)	(38,350)
Net Realized and Unrealized Loss on Investments and Futures Contracts	(160,800)	(455,750)

Net Loss	$(163,674)	$(473,468)

* Commenced trading operations on the NYSE Arca on February 20, 2015.

See accompanying notes to unaudited financial statements

GreenHaven Coal Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2015*

				Total
		Paid In	Accumulated	Shareholders'
	Units	Capital	Deficit	Equity

January 1, 2015	50	$1,500	$—	$1,500
Capital Contribution on Original Units	—	500	—	500
Creation of Limited Units	150,000	6,000,000	—	6,000,000
Redemption of Limited Units	(125,000)	(4,697,025)	—	(4,697,025)
Net Loss:
Net Investment loss	—	—	(17,718)	(17,718)
Net realized loss on Investments and Futures Contracts	—	—	(417,400)	(417,400)
Net change in unrealized loss on Futures Contracts	—	—	(38,350)	(38,350)
Balance at September 30, 2015	25,050	$1,304,975	$(473,468)	$831,507

* Commenced trading operations on the NYSE Arca on February 20, 2015.

See accompanying notes to unaudited financial statements

GreenHaven Coal Fund

Unaudited Statement of Cash Flows

For the Nine Months Ended September 30, 2015*

2015

Cash flow from operating activities:
Net Loss	$(473,468)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized depreciation on investments and futures contracts	38,350
Increase in accrued expenses	680
Increase in prepaid brokerage fees and expenses	(1,291)
Net cash used for operating activities	(435,729)

Cash flows from financing activities:
Proceeds from creation of Limited Units	6,000,000
Additional capital contribution	500
Redemption of Limited Units	(4,697,025)
Net cash provided by financing activities	1,303,475

Net change in cash	867,746

Cash held by broker at beginning of period	1,500
Cash held by broker at end of period	$869,246

* Commenced trading operations on the NYSE Arca on February 20, 2015.

See accompanying notes to unaudited financial statements

GreenHaven Coal Fund

Notes to Unaudited Financial Statements

September 30, 2015

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

Unaudited Interim Financial Information

The financial statements as of September 30, 2015 included herein are unaudited. In the opinion of the Sponsor, the unaudited financial statements have been prepared on the same basis as an annual financial statement and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year.

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

(e) Income Taxes

The Fund is classified as a partnership, for U.S. federal income tax purposes. Accordingly the Fund is not subject to U.S. federal, state, or local income taxes. No provision for federal, state, or local income taxes has been made in the accompanying financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s income, gain, loss, deductions and other items.

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

(g) Subsequent Events

For purposes of disclosure in the financial statements, the Fund has evaluated events occurring during the period ended, September 30, 2015 and when the financial statements were issued.

On October 30, 2015, GreenHaven Group LLC (“GHG”), the Sponsor, and certain other parties entered into a Unit Purchase Agreement (the “Agreement”) with WisdomTree Investments, Inc. (“WTI”). The Sponsor is a wholly-owned subsidiary of GHG and has served as the commodity pool operator and sponsor of the Fund, and has been responsible for the day-to-day operations of the Fund. Pursuant to the Agreement, GHG agreed to transfer and sell to WTI all of GHG’s interest in the Sponsor, including the sole and exclusive power to direct the business and affairs of the Fund, as well as certain other assets pertaining to the management of the Fund (the “Transaction”), subject to various terms and conditions. Additionally, in connection with the Transaction, the Sponsor and the Fund intend to engage GreenHaven Advisors, LLC, a newly-formed Delaware limited liability company (“GH Advisors”)  pursuant to a sub-advisory arrangement to provide advisory services to the Sponsor and the Fund for a period of time, in exchange for certain management fees.

The evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments

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

A summary of the Fund’s assets and liabilities at fair value as of September 30, 2015, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Futures Contracts	$(38,350)	-	-	$(38,350)

There were no transfers between Level 1 and Level 2 for the Fund during the period ended September 30, 2015. The Fund did not hold any Level 3 securities during the period ended September 30, 2015.

(5) Derivative Instruments and Hedging Activities

The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective.

As of September 30, 2015, the Fund was invested in futures contracts.

At September 30, 2015, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$(38,350)	$-	$(38,350)

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the perioed ended September 30, 2015:

Derivative Instruments	Realized Loss on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Futures Contracts	$(417,400)	$(38,350)

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

(b) Redemption of Shares

The approved procedures by which an Authorized Participant can redeem one or more Baskets mirror in reverse the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Marketing Agent to redeem one or more Baskets. Redemption orders must be placed no later than 10:00 a.m., New York time, on each business day. The day on which the Marketing Agent receives a valid redemption order is the redemption order date.

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

The Sponsor acting by itself or through the Marketing Agent or the Administrator may reject a redemption order if the order is not in proper form as described in the Participant or if the fulfillment of the order, in the opinion of the Sponsor’s counsel, might be unlawful. None of the Administrator, the Marketing Agent or the Sponsor will be liable for the rejection of any redemption order.

(8) Operating Expenses, Organizational and Offering Costs

(a) Management Fee

The Fund pays the Sponsor a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.95% per annum of the Net Asset Value of the Fund for the day to day operation of the Fund.

The Management Fees incurred during the three and nine months ended September 30, 2015 were $2,184 and $13,466, respectively. The Management Fees are charged to the Fund and paid to the Sponsor.

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

(c) Brokerage Commissions, Fees, and Routine Operational, Administrative, and Other Ordinary Expenses

The Sponsor currently does not expect brokerage commissions and fees as well as routine operational, administrative and other ordinary expenses for which the Fund is responsible, including, but not limited to, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs, to exceed 0.30% of the Net Asset Value of the Fund in any year, although the actual amount of such fees and expenses in any year may be greater. The Fund’s brokerage commissions and fees and routine operational, administrative and other ordinary expenses are accrued at a rate of 0.30% per annum in the aggregate. Of the amounts so accrued, the Fund first pays brokerage commissions and fees, and secondly from the remainder of the amounts so accrued, reimburses the Sponsor for first, the Fund’s ongoing operational, administrative, professional and other ordinary fees and expenses (other than any marketing-related fees and expenses), and second, the Fund’s organizational and offering fees and expenses.

Brokerage commissions and fees are charged against the Fund’s assets on a per transaction basis. The brokerage commissions, trading fees and routine operational, administrative, and other ordinary expenses incurred for the three and nine months ended September 30, 2015 were $690 and $4,252, respectively.

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

(11) Commitments and Contingencies

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of the Fund. As of September 30, 2015 no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following Net Asset Value and financial highlights related to investment performance and operations for a Share outstanding for the period ended September 30, 2015. The net investment loss and total expense ratios have been annualized. The total return at Net Asset Value is based on the change in Net Asset Value of the Shares during the period and the total return at market value is based on the change in market value of the Shares on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015*
Net Asset Value
Net asset value per Share, beginning of period	$39.73	$30.00
Capital contribution on original units	—	10.00
Net assets value per Share, beginning of period (commencement of trading)	39.73	40.00
Net realized and change in unrealized gain (loss) from investments	(6.43)	(6.51)
Net investment loss**	(0.11)	(0.30)
Net decrease in net assets from operations	(6.54)	(6.81)
Net asset value per Share, end of period	$33.19	$33.19

Market value per Share, beginning of period	$39.00	$40.00
Market value per Share, end of the period	33.59	33.59

Ratio to average net assets (i)
Net investment loss	(1.26)%	(1.27)%
Total expenses	1.26%	1.27%

Total Return, at net assets value (ii)	(16.46)%	(17.03)%
Total Return, at market value (ii)	(13.87)%	(16.03)%

* Commenced trading operations on the NYSE Arca on February 20, 2015.

** Net investment loss is calculated by subtracting the Fund expenses from U.S. Treasury Obligations income.

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

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the consolidated financial statements and accompanying notes. The Fund’s application of these policies involves judgments and actual results may differ from the estimates used.

The Fund may hold a significant portion of its assets in futures contracts and U.S. Treasuries, both of which are recorded on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the consolidated statement of income and expenses. Generally, fair values are based on quoted market closing prices. However, when market closing prices are not available, the Sponsor may value an asset of the Fund pursuant to policies the Sponsor has adopted, which are consistent with normal industry standards.

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

Capital Resources

The Fund had no commitments for capital expenditures as of September 30, 2015. Currently, the Fund invests only in long positions in exchange-traded coal futures contracts. Therefore, it has no expectation of entering into commitments for capital expenditures at any time in the near future.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2015 the Fund had no commitments or contractual obligations other than its long positions in futures contracts as detailed in the Unaudited Schedule of Investments included herein. Typically, those positions require the Fund to deposit initial margin funds with its Commodity Broker in amounts equal to approximately 10% of the notional value of the contracts. Also, the Fund may be required to make additional margin deposits if prices fall for the underlying commodities. Since the Fund is not leveraged, it holds in reserve the shareholder funds not required for margin. These funds are available to meet variation margin calls.

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

Results of Operations

FOR THE PERIOD FROM FEBRUARY 20, 2015 TO SEPTEMBER 30, 2015

The Fund was launched on February 19, 2015 at $40.00 per share and listed for trading on the NYSE Arca on February 20, 2015.

Performance Summary Since Inception
Date	NAV	Total Shares	Net Assets	1 Month Return	3 Month Return	Return Since Inception
2/20/2015	$40.09	150,050	$6,015,505
2/28/2015	$41.36	150,050	$6,206,068			3.17%
3/31/2015	$38.17	150,050	$5,727,409	-7.71%		-4.79%
4/30/2015	$38.58	25,050	$966,429	1.07%		-3.77%
5/31/2015	$38.29	25,050	$959,165	-0.75%	-7.42%	-4.49%
6/30/2015	$39.73	25,050	$995,237	3.76%	4.09%	-0.90%
7/31/2015	$36.91	25,050	$924,596	-7.10%	-4.33%	-7.93%
8/31/2015	$35.70	25,050	$894,285	-3.28%	-6.76%	-10.95%
9/30/2015	$33.19	25,050	$831,410	-7.03%	-16.46%	-17.21%

The Fund seeks to provide investors with exposure to the daily change in the price of Coal Futures, before expenses and liabilities of the Fund. For the nine-months ended September 30, 2015 the Fund’s Net Asset Value returned -17.21%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discussion and analysis may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. The Fund’s forward-looking statements are not guarantees of future results and conditions, and important factors, risks and uncertainties may cause the Fund’s actual results to differ materially from those expressed in the Fund’s forward-looking statements.

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

The Fund aims to provide investors with exposure to the daily change in the price of Coal Futures, before expenses and liabilities of the Fund. The value of the Shares relates directly to the value of the commodity futures and other assets held by the Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. The value of the Shares relate directly to the value of the Fund’s portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund. The price of the Coal Futures may fluctuate widely based on many factors. Some of those factors are:

•	the location, availability, quality and price of competing fuels such as natural gas and oil, and alternative energy sources such as hydroelectric and nuclear power;

•	technological developments in the traditional and alternative energy industries;

•	global demand for electricity and steel;

•	energy, environmental, fiscal, and other governmental programs and policies;

•	weather and other environmental conditions;

•	global or regional political, economic or financial events and conditions;

•	global coal inventories, production rates and productions costs;

•	currency exchange rates;

•	the general sentiment of market participants; and

•	acts of international or domestic terrorism.

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2015, the Fund made no changes to its internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) For the three months ended September 30, 2015, no shares were redeemed and no shares were created. On September 30, 2015, 25,050 shares of the Fund were outstanding for a market capitalization of $841,430 based on September 30, 2015 closing price of $33.59 on the NYSE Arca.

(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) from Authorized Participants for each month during the quarter ended September 30, 2015:

Issuer Purchases of Equity Securities
Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares That
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Redeemed	Paid per Share	Programs	Programs
July 1, 2015 to July 31, 2015	-	$-	N/A	N/A
August 1, 2015 to August 31, 2015	-	$-	N/A	N/A
September 1, 2015 to September 30, 2015	-	$-	N/A	N/A
Total	-	$-

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

GreenHaven Coal Fund

	By:	GreenHaven Coal Services LLC,
its Sponsor

Date: November 6, 2015	By:	/s/ Ashmead Pringle
Name: Ashmead Pringle
Title: Chief Executive Officer

Date: November 6, 2015	By:	/s/ Cooper Anderson
Name: Cooper Anderson
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit		Page
Number	Description of Document	Number

3.1	Greenhaven Coal Fund Second Amended and Restated Trust Agreement by and between GreenHaven Coal Services, LLC, as sponsor, and Christiana Trust, a division of Wilmington Savings Fund Society, FSB, as trustee, dated January 6, 2015 (incorporated by reference to the Greenhaven Coal Fund’s registration statement on Form S-1/A filed on February 9, 2015).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-1

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-3

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

101.	Interactive Data Files.

