Form 10-K
period 2015-12-31
WisdomTree Coal Fund
filed 2016-03-29
CIK 1552700

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to ____

Commission file number 001-36840

WisdomTree Coal Fund

(f/k/a GreenHaven Coal Fund)

(Exact Name of Registrant as Specified in its Charter)

Delaware	90-6214629
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

c/o WisdomTree Coal Services, LLC
245 Park Avenue, 35th Floor New York, New York	10167
(Address of Principal Executive Offices)	(Zip Code)

(866) 909-9473

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Shares	NYSE Arca, Inc.
(Title of Class)	(Name of Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the shares held by non-affiliates was approximately $995,181.

As of January 31, 2016, there were 25,050 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

WisdomTree Coal Fund

2

PART I

Item 1.	Business.

The WisdomTree Coal Fund is a commodity pool that was organized as a Delaware statutory trust on June 18, 2012.   The Fund’s commodity pool operator is WisdomTree Coal Services, LLC (the “Sponsor”). The Fund’s Trustee is Christiana Trust, a division of Wilmington Savings Fund Society, FSB. Shares representing units of fractional undivided beneficial interest in and ownership of the Fund are listed on the NYSE Arca under the symbol “TONS.”

Effective January 1, 2016, in accordance with the terms of a Unit Purchase Agreement dated October 29, 2015, GreenHaven Group LLC sold 100% of the issued and outstanding membership interest in the Sponsor to WisdomTree Investments Inc. Following the sale, the name of the Fund was changed from “GreenHaven Coal Fund” to “WisdomTree Coal Fund” and the name of the Sponsor was changed from “GreenHaven Coal Services, LLC” to “WisdomTree Coal Services, LLC.”

As of January 1, 2016, the Fund’s commodity trading advisor is GreenHaven Advisors LLC (the “Sub-Advisor”).

The Fund’s investment objective is to provide investors with exposure to daily changes in the price of coal futures contracts, before Fund liabilities and expenses.  The Fund pursues this objective by investing substantially all of its assets in Rotterdam coal futures contracts (“Coal Futures”) traded on the Chicago Mercantile Exchange. The Fund also may realize interest income from its holdings in U.S. Treasuries.

The Fund continuously offers and redeems baskets of 25,000 Shares (“Baskets”) to authorized participants (“Authorized Participants”) at a price based on the Fund’s net asset value (“NAV”) per Share. Authorized Participants, in turn, may offer such Shares to the public at a per Share offering price that varies depending on, among other factors, the trading price of the Shares, the NAV, and the supply of and demand for the Shares at the time of the offer.

The current principal offices of the Fund and the Sponsor are located at 245 Park Avenue, 35th Floor, New York, New York 10167, telephone (866) 909-9473. The Sponsor currently maintains an Internet website at www.wisdomtree.com, through which the Fund’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Fund may also be found on the SEC’s EDGAR database at www.sec.gov.

Investment Objective

The investment objective of the Fund is to provide investors with exposure to the daily change in the price of Coal Futures, before expenses and liabilities of the Fund.  The Fund seeks to invest in a three month strip of the nearest calendar quarter of Coal Futures traded on the CME Group, Inc. Globex or CME ClearPort electronic trading platforms (the “CME Facilities”). The Fund may also realize interest income from its holdings in U.S. Treasuries, which may be posted as margin or otherwise held to cover the Fund’s notional exposure to Coal Futures.  Up to 10% of the Fund’s assets is expected to be committed as margin and/or collateral for Coal Futures.

The Fund’s portfolio is traded with a view to reflecting the performance of Coal Futures, whether Coal Futures are rising, falling or flat over any particular period. The Fund’s non-discretionary investment strategy is designed to provide investors with exposure to daily changes in the price of Coal Futures in a cost-effective manner, and to permit participants in the coal or other industries to hedge the risk of losses in their coal-related transactions.

An investment in the Shares is:

•	Easily Accessible and Relatively Cost Efficient. As the Shares are listed on the NYSE Arca, investors can indirectly access the Coal Futures market through a traditional brokerage account. Investors are able to more effectively implement strategic and tactical asset allocation strategies that are affected by changes in the price of coal by investing in the Shares as compared to other means of investing in coal.

•	Exchange-traded and Transparent. The Shares trade on the NYSE Arca, providing investors with an efficient means to implement various investment strategies. Furthermore, the Sponsor will attempt to cause the composition of the Fund’s investment portfolio to be posted at www.wisdomtree.com daily, providing investors with a clear and timely picture of the Fund’s holdings.

•	Competitively Priced. The Sponsor’s fee and certain other expenses paid by the Fund represent costs to an investor in the Shares. An investor’s decision to purchase Shares may be influenced by such fees and expenses relative to the costs associated with investing in coal by other means.

Investments in Coal Futures

As the Fund currently trades its investments primarily on CME ClearPort, the Fund executes trades of Block Traded Coal Futures via CME ClearPort by placing purchase orders with an Execution Broker. The Execution Broker identifies a selling counterparty, and simultaneously with completion of the transaction, the Block Traded Coal Futures are entered into CME ClearPort by the Execution Broker, thereby completing the transaction and creating a cleared futures transaction. If the CME does not accept the transaction for any reason, the transaction is considered null and void and of no legal effect. As a result, all of the Fund’s positions in Coal Futures, whether traded on the CME ClearPort Block Trade entry systems (the current practice) or on CME Globex (which may occur in the future), will be cleared by CME clearing member firms, thereby reducing counterparty risk.

The Fund intends to hold the three month strip of the nearest calendar quarter of Coal Futures contracts traded on the CME Facilities. The four calendar quarters are January, February, and March (“Q1”); April, May, and June (“Q2”); July, August, and September (“Q3”); and October, November, and December (“Q4”). The Fund intends to invest an equal tonnage (equal number of Coal Futures) in each of the three months comprising the calendar quarter.

Four times a year, the Fund will attempt to roll its positions in the nearby calendar quarter to the next calendar quarter over five business days on a pro-rata basis. The first roll day is the second Monday of the month prior to the nearby calendar quarter. For example, if the Fund was currently holding the Q1 calendar quarter it would roll over a five business day period starting on the second Monday in December. Each day during the roll period the Fund would decrease the percentage of its portfolio that is in Q1 by 20% and increase its percentage in Q2 by 20%.

The Fund may also realize interest income from its holdings in U.S. Treasuries, which may be posted as margin or otherwise held to cover the Fund’s remaining notional exposure to Coal Futures.  The Sub-Advisor deposits a portion of the Fund’s net assets with a Commodity Broker or other custodian to be used to meet its current or potential margin or collateral requirements in connection with its investment in Coal Futures.   The Fund generally intends to use only U.S. Treasuries, cash and/or cash equivalents to satisfy these requirements. Up to 10% of the Fund’s assets are expected to be committed as margin and/or collateral for Coal Futures. However, from time to time, the percentage of assets committed as margin or collateral may be substantially more, or less, than 10%. The remaining portion of the Fund’s assets are held in U.S. Treasuries, cash and/or cash equivalents by a Commodity Broker, in its capacity as the Fund’s custodian.

The Fund does not anticipate holding its Coal Futures positions until expiration, or taking or making delivery of any physical commodities. Instead, the Fund expects to sell its Coal Futures as they approach their expiration and to reinvest the proceeds in new Coal Futures to achieve the Fund’s investment objective.  Positions may also be closed out to meet orders for the redemption of Baskets, in which case the proceeds from closing the positions will not be reinvested. The Sponsor is authorized by the Fund in its sole judgment to employ, establish the terms of employment for, and terminate commodity trading advisors or futures commission merchants of the Fund.

Margin; Composition of Portfolio

When the Fund purchases Coal Futures on the CME Facilities, the Fund will be required to deposit a portion of the value of the contract or other interest as security to ensure payment for the underlying obligation. This deposit is known as initial margin.

For example, the purchase of a notional $10 million of Coal Futures traded on the CME Facilities would require the Fund to make an initial margin deposit representing only a fraction of the notional amount. The Fund would deposit the required initial margin with a Commodity Broker in the form of a mix of cash and U.S. Treasuries. Fund assets in an amount equal to the difference between the initial margin and the notional value of the Coal Futures are held in U.S. Treasuries, cash and/or cash equivalents in a segregated account with a Commodity Broker and used to meet future margin payments, if any.

Although the allocations may vary substantially over time, the Fund expects that:

•	approximately 10% of the NAV will be held as margin deposits in the form of U.S. Treasuries, cash and/or cash equivalents in segregated accounts with a Commodity Broker; and

•	approximately 90% of the NAV will be held to pay current obligations and as reserves in the form of U.S. Treasuries, cash and/or cash equivalents in segregated accounts with a Commodity Broker.

The Sponsor has the sole authority to determine the percentage of assets that will be held as margin or collateral and held in U.S. Treasuries, cash and/or cash equivalents to pay current obligations and as reserves.

The assets deposited by the Fund with a Commodity Broker as margin must be segregated pursuant to the regulations of the U.S. Commodity Futures Trading Commission (the “CFTC”). Such segregated funds may be invested only in instruments approved by the CFTC, which include (i) U.S. government securities, (ii) municipal securities, (iii) U.S. agency obligations, (iv) certificates of deposit, (v) commercial paper guaranteed by the U.S. government, (vi) corporate notes or bonds guaranteed by the U.S. government, and (vii) interests in money market mutual funds. However, the Fund expects that margin deposit assets will be invested only in U.S. Treasuries or otherwise held as cash and/or cash equivalents.  The Fund’s Shareholders are not be required to post variation margin.

Secondary Market Trading

The NAV per Share will change as fluctuations occur in the market value of the Fund’s portfolio. The public trading price per Share may be different from the NAV per Share. Consequently, an Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares is closely related, but not identical, to the same forces influencing the price of the underlying commodity at any point in time.

NAV; Indicative Fund Value

The NAV equals the market value of the Fund’s total assets less total liabilities calculated in accordance with generally accepted accounting principles in the United States.  The Fund’s Administrator calculates the NAV once each NYSE Arca trading day. The Administrator uses the CME settlement price (typically determined after 5:00 p.m. New York time) for the contracts traded on the CME Facilities. The NAV for a particular trading day is released after 5:00 p.m. New York time and effective January 1, 2016, will be posted at www.wisdomtree.com.

To provide updated information relating to the Fund for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the trading day an updated “indicative fund value.” The indicative fund value is calculated by using the prior day’s closing NAV per Share as a base and updating that value throughout the trading day to reflect changes in the value of the Fund’s Coal Futures during the trading day. Changes in the value of U.S. Treasuries and cash equivalents will not be included in the calculation of indicative fund value. The indicative fund value will be disseminated on a per Share basis every 15 seconds during regular NYSE Arca trading hours of 9:30 a.m. New York time to 4:00 p.m. New York time.

Creation and Redemption of Shares

The Fund creates and redeems Shares from time to time, but only in one or more Baskets of 25,000 Shares. Authorized Participants are the only persons that may place orders to create and redeem Baskets. Each Authorized Participant must (i) be a registered broker-dealer or other securities market participant, such as a bank or other financial institution that is not required to register as a broker-dealer to engage in securities transactions, (ii) be a participant in the Depository Trust Company (“DTC”), and (iii) have entered into a Participant Agreement with the Fund. A list of the current Authorized Participants can be obtained from the Sponsor.  Investors not qualified as Authorized Participants will not be able to place orders to create and redeem Baskets directly from the Fund. However, Authorized Participants may sell the Shares included in the Baskets they purchase from the Fund to other investors.

To compensate the Administrator for services in processing the creation and redemption of Baskets, an Authorized Participant is required to pay, as of January 1, 2016, a transaction fee of $200 per order. Authorized Participants who purchase Baskets will receive no fees, commissions or other form of compensation or inducement of any kind from the Fund, and no such person has any obligation or responsibility to the Sponsor or the Fund to affect any sale or resale of Shares.

The Participant Agreement sets forth the procedures for the creation and redemption of Baskets and for the payment of cash required for such creations and redemptions. Under the Participant Agreement, the Sponsor has agreed to indemnify an Authorized Participant against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “1933 Act”). Authorized Participants are cautioned that some of their activities may result in their being deemed participants in a distribution in a manner that would render them statutory underwriters and subject them to the prospectus delivery and liability provisions of the Securities Act.

The times for creation and redemption order cut-off times and/or settlement set forth below are as of the date of this Annual Report and may be revised as designated by the Fund or its agents on the order form or related procedures as communicated to Authorized Participants.

Creation Procedures

General. On any business day, an Authorized Participant may place an order with the Administrator to create one or more Baskets. Creation orders will be accepted only on a “business day” during which the NYSE Arca is open for regular trading. Purchase orders must be placed no later than 10:00 a.m., New York time, on each business day the NYSE Arca is open for regular trading. The day on which the Administrator receives a valid purchase order is the purchase order date. Purchase orders are irrevocable. By placing a purchase order, and prior to delivery of the applicable Baskets, an Authorized Participant’s DTC account will be charged the non-refundable transaction fee due for the purchase order.

Determination of Required Payment. The total payment required to create each Basket is the NAV of 25,000 Shares on the purchase order date, but only if the required payment is timely received. To calculate the NAV, the Administrator will use the CME settlement price (typically determined after 5:00 p.m. New York time) for the Coal Futures traded on the CME.

Delivery of Required Payment. An Authorized Participant who places a purchase order must transfer to the Administrator the required amount of U.S. Treasuries and/or cash by the end of the next business day following the purchase order date.  Upon receipt of the deposit amount, the Administrator will direct DTC to credit the number of Baskets ordered to the Authorized Participant’s DTC account on the next business day following the purchase order date.

Suspension of Purchase Orders. The Sponsor acting by itself or through the Administrator or the Fund’s Distributor may suspend the right of purchase, or postpone the purchase settlement date, for any period during which the NYSE Arca or other exchange on which the Shares are listed is closed, other than for customary holidays or weekends, or when trading is restricted or suspended. None of the Sponsor, the Distributor or the Administrator will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Rejection of Purchase Orders. The Sponsor acting by itself or through the Administrator or the Distributor may reject a purchase order if (i) it determines that the purchase order is not in proper form, (ii) circumstances outside the control of the Sponsor make it, for all practical purposes, not feasible to process creations of Baskets, such as during force majeure events, or (iii) the Sponsor believes that it or the Fund would be in violation of any securities or commodities rules or regulations regarding position limits or otherwise by accepting a creation.  None of the Administrator, the Distributor or the Sponsor will be liable for the rejection of any purchase order.

Redemption Procedures

General. The approved procedures by which an Authorized Participant can redeem one or more Baskets will mirror in reverse the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Distributor to redeem one or more Baskets. Redemption orders must be placed no later than 10:00 a.m., New York time, on each business day. The day on which the Distributor receives a valid redemption order is the redemption order date. Redemption orders are irrevocable.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than 12:00 p.m., New York time, on the next business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account will be charged the non-refundable transaction fee due for the redemption order.

Determination of Redemption Proceeds. The redemption proceeds from the Fund consist of a cash redemption amount equal to the NAV of the number of Baskets requested in the Authorized Participant’s redemption order on the redemption order date. To calculate the NAV, the Administrator will use the CME settlement price (typically determined after 5:00 p.m. New York time) for the Coal Futures traded on the CME.

Delivery of Redemption Proceeds. The redemption proceeds due from the Fund will be delivered to the Authorized Participant at 12:00 p.m., New York time, on the next business day immediately following the redemption order date if, by such time, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution is delivered to the extent of whole Baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Baskets received if the Fund receives the fee applicable to the extension of the redemption distribution date which the Sponsor may, from time to time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by 12:00 p.m., New York time, on such next business day. Any further outstanding amount of the redemption order shall be cancelled. The Sponsor may cause the redemption distribution to be delivered notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by 12:00 p.m., New York time, on the next business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Sponsor may from time to time determine.

Suspension of Redemption Orders. The Sponsor acting by itself or through the Administrator or the Distributor may suspend the right of redemption, or postpone the redemption settlement date, (i) for any period during which the NYSE Arca is closed, other than customary weekend or holiday closings, or for any period when trading on the NYSE Arca is suspended, (ii) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (iii) in the event any price limits imposed by the CME or the CFTC are reached and the Sponsor believes that permitting redemptions under such circumstances may adversely impact investors. None of the Sponsor, the Distributor or the Administrator will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Rejection of Redemption Orders. The Sponsor acting by itself or through the Distributor or the Administrator may reject a redemption order if the order is not in proper form as described in the Participant Agreement or if the fulfillment of the order, in the opinion of the Sponsor’s counsel, might be unlawful.  None of the Administrator, the Distributor or the Sponsor will be liable for the rejection of any redemption order.

Advisors and Associated Persons

The Trustee

Christiana Trust, a division of Wilmington Savings Fund Society, FSB, is the sole Trustee of the Fund. The Trustee was formed as a Delaware corporation on January 11, 1900.  The Trustee’s principal offices are located at 500 Delaware Avenue, 11th Floor, Wilmington, Delaware  19899.  The Trustee is subject to supervision by the U.S. Department of the Treasury, Office of the Comptroller of the Currency.  The Trustee is unaffiliated with the Sponsor.

The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. The Trustee does not owe any other duties to the Fund, the Sponsor or the Fund’s Shareholders. Under the Fund’s Trust Agreement, the exclusive management and control of all aspects of the Fund’s business are vested in the Sponsor. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. Because the Trustee has no authority over the operation of the Fund, the Trustee itself is not registered in any capacity with the CFTC or the National Futures Association (“NFA”). The Trustee shall serve until such time as the Sponsor removes the Trustee or the Trustee resigns and a successor Trustee is appointed by the Sponsor in accordance with the terms of the Trust Agreement.

The Sponsor

WisdomTree Coal Services, LLC is the Sponsor of the Fund and serves as the commodity pool operator (the “CPO”) of the Fund.  The Sponsor was formed as a Georgia limited liability company on March 14, 2012.  The Sponsor is registered with the CFTC as a commodity pool operator (“CPO”), and was approved as a member of the NFA on June 12, 2012.  Its principal place of business is at 245 Park Avenue, 35th Floor, New York, New York 10167, and its telephone number is (866) 909-9473.

Under the Fund’s Trust Agreement, the Trustee has delegated to the Sponsor the exclusive power and authority to manage the business and affairs of the Fund.  The duties of the Sponsor with respect to the Fund include but are not limited to:

•	arranging for the creation of the Fund, the registration of the Shares for public offering in the United States and the listing of the Shares;

•	selecting the Sub-Advisor, Commodity Broker, Execution Broker, Administrator, Distributor, auditor, legal counsel and other service providers and negotiating the applicable agreements and fees on behalf of the Fund;

•	monitoring the performance of the Fund’s portfolio;

•	developing and administering a marketing plan for the Fund and preparing marketing materials regarding the Shares, in each case in conjunction with the Distributor;

•	maintaining a website for the Fund; and

•	performing such other services as the Sponsor believes that the Fund may from time to time require.

In its capacity as a CPO, the Sponsor is an organization that manages or solicits funds for a commodity pool (the Fund), or an enterprise in which funds contributed by a number of persons are combined for the purpose of trading futures contracts.

The Sub-Advisor

GreenHaven Advisors LLC, as the Sub-Advisor, serves as the commodity trading advisor of the Fund. The Sub-Advisor is registered with the CFTC as a commodity trading advisor (“CTA”) and was approved as a member of the NFA as of November 10, 2015. Its principal place of business is 3340 Peachtree Road, Suite 1910, Atlanta, Georgia 30326, and its telephone number is (404) 389-9744.

The Sub-Advisor, under authority delegated by the Sponsor, is responsible for selecting Commodity Brokers and reallocating assets within the Fund’s portfolio with a view to achieving the Fund’s investment objective. In its capacity as a CTA, the Sub-Advisor is an organization which, for compensation or profit, advises others as to the value of or the advisability of buying or selling futures contracts.

Commodity Broker

As of January 1, 2016, the Sub-Advisor, on behalf of the Fund and the Sponsor, has designated Morgan Stanley & Co. LLC (“MS&Co”) as the Fund’s sole Commodity Broker. MS&Co is registered as a futures commission merchant (“FCM”) with the CFTC and is a member of the NFA. MS&Co’s principal place of business is located at 1585 Broadway, New York, New York 10036.

The Commodity Broker(s) execute certain of the Fund’s exchange-traded transactions, clears all of the Fund’s transactions (including transactions executed by an Execution Broker), and performs certain administrative services to the Fund.

Execution Broker

The Sponsor, on behalf of the Fund, has designated TFS Energy Futures LLC (“TEF”) as the Fund’s current Execution Broker.   Among other registrations and memberships, TEF has filed a notice of operation of an exempt commercial market with the CFTC and is a member of the NFA. TEF’s principal place of business is located at 680 Washington Boulevard, Stamford, CT 06901.

The Execution Broker(s) execute certain of the Fund’s Block Traded transactions and perform certain administrative services to the Fund.

The Administrator

As of January 1, 2016, the Sponsor, on behalf of the Fund, has appointed State Street Bank and Trust Company (“State Street”) as the Fund’s Administrator and has entered into Services Agreements in connection therewith. State Street is a state-chartered bank organized under the laws of the Commonwealth of Massachusetts.  State Street is a participant in DTC and is subject to supervision by the Massachusetts Division of Banks and the Board of Governors of the Federal Reserve System. State Street has an office at One Lincoln Street, Boston, Massachusetts 02110.

The Administrator serves as the registrar and transfer agent of the Fund, and as such, keeps a register of the Fund’s Shareholders. The Administrator retains certain financial books and records on behalf of the Fund, including:

•	fund accounting records; and

•	ledgers with respect to assets, liabilities, capital, income and expenses.

The Administrator also calculates the NAV once each NYSE Arca trading day.

The Distributor

As of January 1, 2016, the Sponsor, on behalf of the Fund, has appointed Foreside Fund Services LLC (“FFS”), as the Fund’s Distributor.  FFS is a broker-dealer registered with FINRA and a member of the Securities Investor Protection Corporation.  FFS has an office at Three Canal Plaza, Suite 100, Portland, Maine 04101.

The Distributor assists the Sponsor and the Administrator with certain functions and duties relating to the creation and redemption of Baskets, including but not limited to:

•	assisting in the processing of Basket creations and redemptions; and

•	assisting with the maintenance of creation and redemption records.

The Distributor does not open or maintain customer accounts or handle orders for the Fund.

Fund Expenses

Fees and Expenses Paid by the Fund

The Fund pays the Sponsor a fee equal to 0.95% of the average annual NAV. For the year ended December 31, 2015, the Sponsor’s fee was $15,424. In addition, the Fund will pay its brokerage fees and expenses, and certain other operational fees, as described below.

The Fund also pays all of its extraordinary fees and expenses generally, if any, as determined by the Sponsor. Extraordinary fees and expenses are likely to include non-recurring fees such as legal claims and liabilities, litigation costs and any permitted indemnification payments related thereto, if any; but the Sponsor has discretion to treat other unanticipated expenses as extraordinary fees and expenses. Routine operational, administrative and other ordinary fees and expenses will not be deemed to be extraordinary fees and expenses.

Fees and Expenses Paid by the Sponsor

 The Sponsor pays the fees and expenses incurred in connection with the formation, qualification and registration of the Fund and the Shares under applicable U.S. federal and state law, and any other expenses directly or indirectly related to the organization of the Fund or the offering of the Shares. The Sponsor also pays the ongoing administrative fees and expenses incurred by the Fund, including the Sub-Advisor fee, filing and registration fees, accounting, auditing and legal fees, marketing expenses, and taxes. Fees and expenses paid by the Sponsor are subject to reimbursement as set forth below.

Accrual; Sponsor Reimbursement

The Fund’s (i) brokerage commissions and fees, (ii) organizational and offering fees and expenses, and (iii) ongoing operational, administrative, professional and other ordinary fees and expenses, including fees paid to the Sub-Advisor and certain other Fund advisers, are accrued at a rate of 0.30% of the average annual NAV in the aggregate. Of the amounts so accrued, the Fund will first pay its brokerage commissions and fees, with the remainder, if any, to be applied towards the reimbursement of the Sponsor for first, the Fund’s ongoing operational, administrative, professional and other ordinary fees and expenses (other than any marketing-related fees and expenses), and second, the Fund’s organizational and offering fees and expenses.

Fee Table

The following table describes the Fund’s estimated fees and compensation arrangements with the Sponsor, the Trustee and certain of its other service providers as of January 1, 2016. Asset-based fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. The Sponsor’s fee and ordinary ongoing fees and expenses payable by the Fund will be paid first out of interest income from the Fund’s holdings of U.S. Treasuries.

Service Provider	Annual Compensation

WisdomTree Coal Services, LLC Sponsor	0.95% of the average annual NAV

Christiana Trust Trustee	$2,500 annually

Morgan Stanley & Co. LLC TFS Energy Futures LLC Brokers	0.30% of the average annual NAV (1)

State Street Bank and Trust Company Administrator	Basis points based on annual NAV (2)

Foreside Fund Services LLC Distributor	Basis points based on annual NAV (2)

GreenHaven Advisors LLC Sub-Advisor	An annual fee equal to 20% of the Sponsor Fee plus 20% of the Fund’s other expense accrual (excluding brokerage expense accrual) based on the average annual NAV; subject to a $50,000 annual minimum. (2)

(1)	0.30% is an estimate of the annual percentage of NAV payable to the Commodity Broker(s) for clearing and transacting Coal Futures and to the Execution Broker(s) for brokerage fees charged in connection with Block Trades placed through CME ClearPort. All Commodity Broker and Execution Broker fees and expenses will be determined on a contract-by-contract basis. Accordingly, neither the Fund nor the Sponsor can give any assurance that the total fees, commissions and expenses paid to the Commodity Broker(s) and the Execution Broker(s) will not exceed the stated fee estimate.
(2)	Certain out-of-pocket expenses are also subject to reimbursement.

Item 1A.	Risk Factors.

These risk factors should be read in connection with the other information included in this Annual Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Fund’s Financial Statements and the related Notes to the Fund’s Financial Statements.

Risks Associated with the Coal Industry

The Fund and its assets are subject to the risks inherent in the coal industry.

The Fund’s investment objective is to provide investors with exposure to the daily change in the price of Coal Futures, before Fund liabilities and expenses. Accordingly, the value of the Shares relates directly to the value of the Fund’s portfolio of Coal Futures, and the price of Coal Futures relates directly to coal commodity prices.  In the past, the price of coal has been volatile, and the Sponsor expects this volatility to continue. The markets and prices for coal are affected by many factors, including:

•	the location, availability, quality and price of competing fuels such as natural gas and oil, and alternative energy sources such as hydroelectric and nuclear power;

•	technological developments in the traditional and alternative energy industries;

•	global demand for electricity and steel;

•	energy, environmental, fiscal and other governmental programs and policies;

•	weather and other environmental conditions;

•	global or regional political, economic or financial events and conditions;

•	global coal inventories, production rates and production costs;

•	currency exchange rates; and

•	the general sentiment of market participants.

The Sponsor anticipates that a decline in the price of coal will result in a decline in the NAV and the value of the Shares.

The coal industry is extensively regulated, and costs of compliance with existing and future regulations could adversely impact the price of coal.

Coal mining operations are subject to a variety of foreign, federal, state and local environmental, health and safety, transportation, labor and other laws and regulations. Examples include laws and regulations relating to employee health and safety, emissions to air and discharges to water, reclamation and restoration, and storage, treatment and disposal of waste. Industry participants incur substantial costs to comply with such laws and regulations. New laws and regulations, as well as future interpretations or different enforcement of existing laws and regulations, may require substantial increases in equipment and operating costs and delays, interruptions or a termination of operations, all of which may negatively impact the price of coal and an investment in the Shares.

Climate change initiatives could significantly reduce the demand for coal, increase coal production costs and adversely impact the price of coal.

Global climate change continues to attract considerable public and scientific attention with widespread concern about the impacts of human activity, especially the emissions of greenhouse gasses (“GHGs”) such as carbon dioxide and methane. Combustion of fossil fuels, such as coal, results in the creation of carbon dioxide that is currently emitted into the atmosphere by coal end users, such as coal-fired electric generation power plants. Considerable and increasing foreign, federal, state and local government attention is being paid to reducing GHG emissions. In addition, recent private initiatives, such as “green” standards developed by end users and service providers to suppliers and end users, have similarly focused on the reduction of GHG emissions.  Changes in GHG emissions standards or other relevant climate change initiatives could adversely affect the price and demand for coal and an investment in the Shares.

Risks Associated with the Fund’s Operations

The Fund may not always achieve its stated investment objective.

The Fund seeks to invest its assets to the fullest extent possible in Coal Futures to achieve its investment objective of providing investors exposure to the daily change in Coal Futures, before Fund liabilities and expenses.  However, changes in the NAV may not replicate the performance of Coal Futures due to a variety of reasons, including but not limited to:

●	the Fund may not be able to purchase or sell the exact amount of Coal Futures required to meet its investment objective;

●	coal market disruptions may prevent the Fund from purchasing Coal Futures at a particular price, or at all;

●	regulatory or other extraordinary circumstances may limit the Fund’s ability to create or redeem Baskets;

●	the Fund will pay certain of its fees and expenses, including brokerage fees and expenses, extraordinary expenses, and the Sponsor Fee, and a significant increase in the Fund’s liabilities and expenses could lead to underperformance of the Fund relative to daily percentage changes in the Coal Futures;

●	to avoid being leveraged, the Fund will always attempt to invest slightly under 100% of its assets in Coal Futures, which could lead to underperformance of the Fund relative to daily percentage changes in the Coal Futures;

●	an imperfect correlation between the performance of Coal Futures held by the Fund and the Fund’s NAV;

●	bid-ask spreads;

●	market illiquidity or disruption;

●	rounding of Share prices;

●	the amount of Coal Futures liquidated to satisfy redemption requests;

●	the need to conform the Fund’s portfolio holdings to comply with investment restrictions or policies, or regulatory or tax law requirements; and

●	early and unanticipated closings of the markets on which the holdings of the Fund trade, resulting in the inability of the Fund to execute intended portfolio transactions.

Regulatory and exchange position limits, accountability limits and other rules may restrict the creation of Baskets and the Fund’s ability to achieve its investment objective.

Various commodity exchange rules impose speculative position and accountability limits on market participants trading in certain commodities. For example, Rotterdam Coal futures contracts listed on the CME Facilities currently have position limits only in the expiration month, with accountability limits applying to all other delivery months. Although accountability limits are not a firm limit, the CME may exercise greater scrutiny and control once an investor’s position has passed the accountability limit (which is 7,000 contracts for Rotterdam Coal futures contracts).

In addition to accountability and position limits, exchanges may also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached with respect to a particular futures contract, no trades may be made at a price beyond that limit. The Fund intends to invest all of its assets to the greatest extent possible in Coal Futures.  If the Fund encounters accountability levels, position limits or price fluctuation limits for these contracts, it may not be able to create the Baskets necessary to accomplish its stated investment objective.

Furthermore, certain market conditions may restrict the Fund’s ability to trade in Coal Futures, including extreme volatility or trading halts in the coal futures markets or the financial markets generally, operational issues causing dissemination of inaccurate market information, and force majeure events such as system failures, natural or man-made disasters, acts of God, armed conflict, acts of terrorism, riot or labor disruptions or any similar intervening circumstance. If the Fund encounters such extreme market conditions, it may not be able to create or redeem the Baskets necessary to accomplish its stated investment objective.

The Fund’s NAV may not always correspond to the Fund’s market price and, as a result, investors may be adversely affected by the creation or redemption of Baskets at a value that differs from the market price of the Shares.

The NAV per Share will change as fluctuations occur in the market value of the Fund’s portfolio. Investors should be aware that the public trading price of a number of Shares otherwise amounting to a Basket may be different from the NAV of an actual Basket (i.e., 25,000 individual Shares may trade at a premium over, or a discount to, the NAV of a Basket), and similarly the public trading price per Share may be different from the NAV per Share. Consequently, an Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares is closely related, but not identical, to the same forces influencing the price of the underlying commodity at any point in time. Investors also should note that the size of the Fund in terms of total assets held may change substantially over time and from time-to-time as Baskets are created and redeemed.

Authorized Participants or their clients or customers may have an opportunity to realize a riskless profit if they can purchase a Basket at a discount to the public trading price of the Shares or can redeem a Basket at a premium over the public trading price of the Shares. The Sponsor expects that the exploitation of such arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to closely track NAV per Share over time.

The value of a Share may be influenced by non-concurrent trading hours between the NYSE Arca (or any other exchange or market on which the Shares may be quoted or traded) and the exchange on which the Coal Futures are traded. While the Shares are expected to trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. New York City time, Coal Futures may be traded during different time frames. Consequently, liquidity in Coal Futures will be reduced after the close of trading at the applicable commodities exchange. As a result, during the time when the NYSE Arca is open and the applicable commodities exchange is closed, trading spreads and the resulting premium or discount on the Shares may widen and, therefore, increase the difference between the price of the Shares and the NAV.

The inability to register or otherwise obtain regulatory approval for the sale of additional Shares may result in the market price of the Shares to diverge from the NAV.

At any time, the price at which Shares trade on the NYSE Arca (or any other exchange or market on which the Shares may be quoted or traded) may not accurately reflect the NAV per Share.  The Shares may trade at a premium to the NAV per Share due to a number of conditions, including, but not limited to, the Fund’s inability to obtain regulatory approval from the SEC, FINRA or other regulator for the registration or sale of additional Shares. Investors who purchase Shares that are trading at a premium risk losing returns on their investment if the market price per Share subsequently converges with the NAV per Share.

Changes in the NAV may not correlate with changes in the price of the Fund’s Coal Futures traded on the CME Facilities.

The Fund may make use of “mini” Coal Futures traded on the CME Globex (if they are available) as a way of investing a dollar amount in Coal Futures that may more closely match the dollar amount of net assets of the Fund. However, even the use of mini contracts does not completely eliminate the risk that the Fund will not be able to buy or sell the exact number of Coal Futures necessary. In addition, there is a risk that because of the size and relative liquidity of such contracts when compared to standard size Coal Futures contracts, the price of a smaller contract for a particular month may not equate to the standard size Coal Futures, which could cause the change in the Fund’s per Share price and NAV to vary from changes in the average price of the Coal Futures.

The NAV may be overstated or understated due to the valuation method employed when a settlement price for Coal Futures is not available on the date of NAV calculation.

The NAV will include, in part, any unrealized profits or losses on open Coal Futures. Under normal circumstances, the NAV will reflect the settlement price of open Coal Futures on the date when the NAV is being calculated. However, a Coal Futures contract trading on the CME Facilities may not be trading on a day when the Fund is accepting creation and redemption orders.  As a result, the Fund may attempt to calculate the fair value of such Coal Futures.  In such a situation, the Sponsor may use the settlement price on the most recent date on which the Coal Futures could have been traded as the basis for determining the market value of such contract for such day, or use an alternative fair value methodology. Accordingly, if the Sponsor implements fair value methodologies to calculate the value of Coal Futures for any reason, there is a risk that the calculation of the NAV on the applicable day will be overstated or understated, which may adversely effect an investment in the Shares.

An unanticipated number of redemption requests during a short period of time could have an adverse effect on the NAV.

If a substantial number of requests for the redemption of Baskets are received by the Fund during a relatively short period of time, the Fund may not be able to satisfy the requests solely from the Fund’s assets not committed to trading. As a consequence, it could be necessary to liquidate positions in the Fund’s trading positions before the time that the trading strategies would otherwise dictate liquidation, which could have an adverse effect on the NAV.

If the Sponsor causes or permits the Fund to become leveraged, the Fund could incur substantial losses if the Fund’s trading positions suddenly turn unprofitable.

Commodity pools’ trading positions in futures contracts or other commodity interests are typically required to be secured by the deposit of margin funds that represent only a small percentage of the market value of the underlying futures contracts or other commodity interests. This feature permits commodity pools to “leverage” their assets by purchasing futures contracts or other commodity interests with an aggregate value in excess of the commodity pool’s assets. While this leverage can increase a pool’s profits, relatively small adverse movements in the price of the pool’s futures contracts or other commodity interests can cause significant losses to the pool. While the Sponsor expects the Sub-Advisor to not leverage the assets of the Fund, the Fund is dependent upon the trading and management skills of the Sub-Advisor to maintain the proper position sizes.  If the Fund becomes leveraged, it could realize losses or become unable to satisfy its current or potential margin and/or collateral obligations with respect to its investments.

The Sponsor and the Administrator have the authority to postpone, suspend or reject redemption orders.

The Sponsor may suspend the right of redemption or postpone the redemption settlement date for (1) any period during which the NYSE Arca or other exchange on which the Shares are listed is closed, other than customary holidays or weekends, or when trading is restricted or suspended, (2) any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (3) in the event any price limits imposed by the CME or the CFTC are reached and the Sponsor believes that permitting redemptions under such circumstances may adversely impact investors. In addition, the Administrator will reject a redemption order if the order is not in proper form as described in the Participant Agreement or if the fulfillment of the order might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the NAV declines during the period of the delay. The parties disclaim any liability for any loss or damage that may result from any such suspension, postponement or rejection.

A Commodity Broker may become bankrupt or fail to segregate funds on the Fund’s behalf.

The Commodity Exchange Act requires a clearing broker to segregate all customer funds from the broker’s proprietary assets. If a Commodity Broker fails to comply, the assets of the Fund might not be fully protected in the event of the broker’s bankruptcy, and Shareholders could lose their investment or be limited to recovering only a pro rata share of all available funds segregated on behalf of the broker’s combined customer accounts. A Commodity Broker may, from time to time, be subject to certain regulatory and private causes of action. Current and material causes of action for the initial Commodity Brokers and Execution Broker are described under “The Brokers.”

In the event of a bankruptcy or insolvency of an exchange or clearing house, the Fund could also experience a loss of the funds deposited through a Commodity Broker as margin with the exchange or clearing house, a loss of any profits on its open positions on the exchange, and/or the loss of unrealized profits on its closed positions on the exchange.

Illiquidity in the coal futures markets could make it impossible for the Fund to realize profits or limit losses.

In illiquid markets, the Fund could be unable to close out positions or take new positions to fill subscription and redemption orders or to otherwise fulfill its investment objective. There are too many different factors that can contribute to market illiquidity to predict when or where illiquid markets may occur. Unexpected market illiquidity has caused major losses for some traders in recent years in market sectors such as emerging markets and mortgage-backed securities. There can be no assurance that the same will not happen in the markets traded by the Fund. In addition, the large size of the positions the Fund may take increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so. U.S. commodity exchanges impose limits on the amount by which the price of some, but not all, futures contracts may change on a single day. Once a futures contract has reached its daily limit, it may be impossible for the Fund to liquidate a position in that contract until the limit is either raised by the exchange or the contract begins to trade away from the limit price. In addition, because Coal Futures contracts traded on CME Facilities can be thinly traded, it may be difficult for the Fund to enter or exit a Coal Futures position without significantly impacting the quoted price. This could result in increased trading costs. In some cases, the liquidation of a position in a Coal Futures contract on CME Facilities may not be possible within a reasonable period of time, which could also result in increased losses to the Fund and its Shareholders.

Regulatory changes or new legislation may alter the Fund’s operations.

The futures markets are subject to comprehensive statutes, regulations and margin requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) contains measures aimed at increasing the transparency and stability of the OTC derivative markets and preventing excessive speculation. Although the Dodd-Frank Act was enacted on July 21, 2010, the CFTC and the SEC, along with certain other regulators, must promulgate final rules and regulations to implement many of its provisions relating to OTC derivatives. While some of these rules have been finalized, many have not and, as a result, the final form and timing of the implementation of the new regulatory regime affecting commodity derivatives remains uncertain. In particular, on October 18, 2011, the CFTC adopted final rules under the Dodd-Frank Act establishing position limits for certain energy commodity futures and options contracts and economically equivalent swaps, futures and options. The CFTC’s rules on position limits have since been vacated on September 28, 2012 by the U.S. Circuit Court of the District of Columbia. In vacating and remanding the new position limits rules, the court nevertheless upheld the CFTC’s revisions to the legacy position limits that amended previously-enacted position limits rules and are already in place pursuant to CFTC rules. On November 5, 2013, the CFTC re-proposed for public comment new position limits and an aggregation rule both of which are currently pending and have not yet been adopted. In addition, the CFTC proposed regulations that would expand certain exemptions from aggregation of accounts of related parties. The CFTC directed staff to hold a public roundtable on June 19, 2014 to discuss certain position limit and aggregation issues. In order to provide interested parties an opportunity to comment on these issues, the CFTC reopened the public comment periods for these proposed regulations until January 22, 2015. It remains to be seen whether the CFTC will modify the proposed regulations in response to public comments. There can be no assurance that the timing, applicability and impact of final rules will not have a material adverse impact on the Fund by affecting the prices of or market for commodities relevant to the Fund’s operations and/or by reducing the availability of commodity derivatives.

The Fund and the Sponsor may be sued by outside parties which may cause the NAV or market value of the Fund to not track the value of the portfolio of the Fund and could cause the Fund to lose money.

If the Fund is sued by an outside party for any reason including unlicensed use of intellectual property, data fees, or settlement data, it could cause the NAV or market value of the Fund to not track the Fund’s underlying portfolio. Such a lawsuit could cause the Fund’s market value to deviate from the value of the Fund’s underlying portfolio and could result in losses to the Fund and its Shareholders.

The Fund may incur higher fees and expenses upon renewing existing or entering into new contractual relationships.

If the Fund enters into new contractual relationships or renews existing relationships with its service providers, it may incur higher fees and expenses and need to change the accruals of its Sponsor Fee, brokerage fees and expenses, or introduce new fees or expenses. Any such change in accruals or additional fees or expenses could make an investor’s investment in the Fund less profitable.

U.S. financial markets may experience periods of disruption.

U.S. financial market conditions have, from time to time, been characterized by reduced levels of corporate credit and liquidity, and have experienced periods of significant instability and volatility.  Such market conditions have existed on several occasions, sometimes for extended periods, since 2008.  Although U.S. financial markets have demonstrated some signs of recovery in recent periods, a return of unstable and volatile conditions could adversely affect the financial condition and results of operations of the Fund’s service providers and Authorized Participants, thereby negatively impacting the Fund’s NAV and the ability of the Fund to achieve its investment objective.

The U.S. Treasury could default on its obligations to make payments on U.S. Treasuries.

In August 2011, Standard & Poor’s downgraded the United States’ long-term credit rating from AAA to AA+. Any default by the U.S. Government on all or a material portion of the Fund’s investments in U.S. Treasuries would have a negative impact on the Fund.

The Fund will experience a loss if it is required to sell U.S. Treasuries at a price lower than the price at which they were acquired.

If the Fund is required to sell U.S. Treasuries at a price lower than the price at which they were acquired, the Fund will experience a loss. This loss may adversely impact the NAV and an investment in the Shares.

The Fund may not realize gains sufficient to compensate for its expenses and other liabilities.

The Fund will pay its accrued brokerage charges and other ordinary expenses of up to 0.30% of its average net assets, a Sponsor Fee at an annual rate of 0.95% of its average net assets, and all extraordinary expenses.  See “Operating Expenses, Organizational and Offering Costs.” These fees and expenses must be paid regardless of whether Fund activities are profitable. It is expected that the Fund’s income earned from interest will not exceed the Fund’s fees and expenses, and therefore the Fund will need to experience positive price performance to break-even net of fees and expenses. Accordingly, the Fund must realize price gains sufficient to cover these fees and expenses before it can earn any profit.   A prolonged period of sustained Fund losses could negatively impact an investment in the Shares.

The Fund is not actively managed and will attempt to deliver investors exposure to daily changes in the price of Coal Futures during periods in which the prices of Coal Futures are flat or declining as well as when they are rising.

The Sponsor will seek to hold Coal Futures during periods in which daily changes in the price of Coal Futures are flat or declining as well as when they are rising, and will not actively manage the Fund based on any other discretionary criteria. For example, if the Fund’s positions in Coal Futures are declining in value, the Fund will not close out such positions, except during roll periods or for creation and redemption orders in accordance with its investment objective. Any decrease in value of the Fund’s Coal Futures positions will result in a decrease in the NAV and likely will result in a decrease in the market price of the Shares.

The past performance of the members of the Sponsor’s management team may be an inadequate or unsuitable indicator of their ability to manage the Fund.

The past performance of the members of the Sponsor’s management team is no indication of their ability to manage the Fund.  See “The Sponsor and the Sub-Advisor; Management –Executive Officers of the Sponsor” for a description of the relevant experience of the Sponsor’s new management team that was put in place on January 4, 2016.

The liability of the Sponsor and the Trustee is limited.

Under the Trust Agreement, the Trustee and the Sponsor are not liable, and have the right to be indemnified, for any liability or expense incurred, except to the extent that such liability or expense results from the gross negligence or willful misconduct on the part of the Trustee or the Sponsor or breach by the Sponsor of the Trust Agreement, as the case may be. The Sponsor may require the Fund’s assets to be sold to cover losses or liability suffered by it or by the Trustee, resulting in a potential reduction of the NAV and value of the Shares.

The Fund and the Sponsor are subject to extensive regulatory reporting and compliance obligations.

The Shares are listed on the NYSE Arca.  As a result, the Fund is subject to certain rules and regulations of federal and state authorities and relevant financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board (“PCAOB”), SEC, CFTC, NFA, FINRA and the New York Stock Exchange (“NYSE”), have in recent years issued new requirements and regulations, most notably those resulting from the enactment of the Sarbanes-Oxley Act of 2002. From time to time, since the adoption of the Sarbanes-Oxley Act of 2002, these authorities have continued to develop additional regulations or interpretations of existing regulations. The Sponsor’s efforts to comply with these regulations and interpretations will result in increased general and administrative expenses and diversion of management time and attention from achieving the Fund’s investment objective.

In addition, the Sponsor is responsible for establishing and maintaining adequate systems of internal control over financial reporting of the Fund.  The Fund’s internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the Fund’s financial statement preparation and presentation.

The success of the Fund depends on the ability of the Sub-Advisor to accurately implement trading systems, and any failure to do so could subject the Fund to losses on such transactions.

The Sub-Advisor will use mathematical formulas to facilitate the purchase and sale of Coal Futures. The Sub-Advisor must make accurate calculations and execute the trades dictated by such calculations. In addition, the Fund relies on the Sub-Advisor to properly operate and maintain its computer and communications systems. Execution of the formulas and operation of the systems are subject to human error. Any failure, inaccuracy or delay in implementing any of the formulas or systems or executing the Fund’s transactions could impair the Fund’s ability to achieve its investment objective.

The Fund may experience substantial losses if the computer or communications systems of the Fund, the Sub-Advisor or various third parties fail.

The Fund will rely on the integrity and performance of its and the Sub-Advisor’s computer and communications systems to gather and analyze information, enter orders, process data, monitor risk levels and otherwise engage in trading activities. The Fund also depends on the proper and timely function of computer and communications systems maintained and operated by the futures exchanges, brokers and other data providers that the Fund uses to conduct trading activities. Extraordinary transaction volume, hardware or software failure, power or telecommunications failure, or a natural disaster or other catastrophe could cause such systems to operate at an unacceptably slow speed or even fail. Any significant degradation or failure of such systems may result in substantial Fund losses, liability to other parties, lost profit opportunities, increased operational expenses and diversion of technical resources.

Investors cannot be assured of the Sponsor’s or Sub-Advisor’s continued services, which if discontinued may be detrimental to the Fund.

Investors cannot be assured that the Sponsor or Sub-Advisor will be willing or able to continue to service the Fund for any length of time. If either party discontinues its activities on behalf of the Fund, the Fund may be adversely affected, as there may be no entity servicing the Fund for a period of time. If either party’s registrations or memberships in the NFA were revoked or suspended, such party would no longer be able to provide services to the Fund. As the Fund itself is not registered with the CFTC in any capacity, if either party were unable to provide services to the Fund, the Fund would be unable to pursue its investment objective unless and until such party’s ability to provide services to the Fund is reinstated or a replacement is appointed. Such an event could result in termination of the Fund.

The Fund is subject to various actual and potential conflicts of interest.

The Sponsor, the Sub-Advisor and their principals are not required to devote substantially all of their time to the business of the Fund, which presents the potential for numerous conflicts of interest. In addition, the Fund’s service providers may have other conflicts of interest.   Accordingly, such parties have a financial incentive to act in a manner other than in the best interests of the Fund and its Shareholders. Investors will be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Sponsor attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Sponsor to ensure that these conflicts do not, in fact, result in adverse consequences to the Fund or its Shareholders.

Risks Associated with an Investment in the Shares

Shareholders will not have the protections associated with ownership in an investment company registered under the Investment Company Act.

The Fund is not required to register, and is not registered, as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Consequently, Fund Shareholders will not have the regulatory protections provided to investors in registered investment companies.

The Fund is an emerging growth company subject to reduced public company reporting requirements.

The Fund is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the “JOBS Act.” The Fund has not elected to make use of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, which election is irrevocable. However, for so long as the Fund remains an emerging growth company, it will be subject to reduced public company reporting requirements. Among other things, emerging growth companies are exempt from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act, are exempt from certain “say on pay” provisions of the Dodd-Frank Act, and are subject to reduced disclosure requirements relating to executive compensation and audited financial statements. Although the Fund will remain subject to the disclosure requirements applicable to publicly traded commodity pools, the Fund may take advantage of the exemptions and scaled requirements applicable to emerging growth companies.

Futures-based investing is complex and risky and an investment in the Fund should be monitored consistently by investors.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, an investor could lose all of their investment in the Fund. Investing in futures-based investment products can be complex and risky and as such an investment in the Fund should be monitored consistently by investors.

An absence of “backwardation” or the presence of “contango” in the prices of Coal Futures may decrease the value of the Shares.

As the Fund’s Coal Futures near expiration, they will be replaced by contracts that have a later expiration. For example, a contract purchased and held in January 2016 may specify a March 2016 expiration. As that contract nears expiration, it may be replaced by selling the January 2016 contract and purchasing the contract expiring in April 2016. This process is referred to as “rolling.” Backwardation exists when the price for commodity contracts with shorter-term expirations are higher than the price for contracts with longer-term expirations. In these circumstances, absent other factors, the sale of the January 2016 contract would be consummated at a price that is higher than the price at which the April 2016 contract is purchased. Once the Fund purchased the April 2016 contract and assuming no other changes to the prevailing spot coal price nor the price relationship between the spot coal price and futures contracts, hypothetically the value of the April 2016 contract would increase over time, thereby creating a gain for the Fund.

Conversely, contango exists when the price for commodity contracts with longer-term expirations are higher than the price for contracts with shorter-term expirations. In these circumstances, absent other factors, the sale of the January 2016 contract would be consummated at a price that is lower than the price at which the April 2016 contract is purchased. Once the Fund purchased the April 2016 contract and assuming no other changes to the prevailing spot coal price nor the price relationship between the spot coal price and the corresponding futures contracts, hypothetically the value of the April 2016 contract would increase over time, thereby creating a loss for the Fund.

Coal Futures have historically been in a state of contango. If such a state of contango continues to persist, an investor in the Fund may experience a decrease in their return relative to spot coal prices. In addition, contango may cause a decrease in the value of the Shares in the Fund over time.

Significant variations between the market value of Shares and the prices of Coal Futures may limit an investor’s ability to use the Shares as a means to indirectly invest in coal or for hedging purposes.

While it is expected that the trading prices of the Shares will fluctuate in accordance with changes in the NAV, the market price for the Shares may also be influenced by other factors, including the short-term supply and demand for coal derivatives and the Shares. There is no guarantee that the Shares will not trade at appreciable discounts from, and/or premiums to, the NAV. This could cause changes in the price of the Shares to substantially vary from changes in the price of Coal Futures, which could prevent investors from being able to effectively use an investment in the Fund as a way to indirectly invest in coal or hedge the risk of losses in coal-related transactions.

The price of coal can be volatile, which could result in large fluctuations in the price of Shares.

Movements in the price of coal will be outside of the Sponsor’s control and may not be anticipated by the Sponsor. As discussed in more detail above, price movements for coal are influenced by, among other things, weather conditions, transportation difficulties, governmental policies, changing demand and seasonal fluctuations in supply. Coal prices may also be influenced by economic and monetary events such as changes in interest rates, changes in balances of payments and trade, U.S. and international inflation rates, currency valuations and devaluations, and changes in the philosophies and emotions of market participants. Because the Fund is exposed primarily to interests in coal, it is not a diversified investment vehicle, and therefore may be subject to greater volatility than a diversified portfolio of stocks or bonds or a more diversified commodity pool.

The investment objective of the Fund is not intended to correlate exactly with the spot price of coal or any spot price coal indexes and this could cause the changes in the price of the Shares to substantially vary from the changes in the spot price of coal.

The investment objective of the Fund is to provide investors exposure to the daily change in the price of Coal Futures, not the current spot prices of coal or any coal spot price indexes. Weak correlation between the NAV or market price of the Fund and the coal spot prices may result from typical seasonal fluctuations in coal prices, among other factors. If there is a weak correlation between Coal Futures and the coal spot prices, then the market price of the Shares may not accurately track the coal spot prices and investors may not be able to effectively use the Fund as a way to hedge the risk of losses in coal-related transactions or as a way to indirectly invest in coal.

The lack of an active trading market for the Shares will affect the liquidity of the Shares.

Although the Shares are listed and traded on the NYSE Arca, there can be no guarantee that an active trading market for the Shares will develop or be maintained. If an active public market for the Shares does not exist or continue, the market prices and liquidity of the Shares may be adversely affected.

The NYSE Arca may halt trading in the Shares or delist the Shares.

The Shares are listed for trading on the NYSE Arca under the market symbol “TONS.” Trading in Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline in the equity markets. Any suspension of trading of the Shares could adversely impact an investor’s ability to purchase or sell Shares.

Additionally, there can be no assurance that the requirements necessary to maintain the listing of the Shares on the NYSE Arca will continue to be met or will remain unchanged. Should the Fund fail to satisfy such requirements and the Shares become delisted, the Sponsor may seek an alternative securities exchange on which to list the Shares or terminate the Fund.

The Shares are a recently developed securities product and could be adversely affected by unanticipated operational or trading issues.

The Shares, including the mechanisms and procedures governing the creation, redemption and offering thereof, are recently developed securities products. Consequently, there may be unanticipated problems or issues with respect to the Fund’s operations or the mechanics of trading in the Shares that could have a material adverse effect on an investment in the Shares. In addition, to the extent that unanticipated operational or trading problems or issues arise, the Sponsor’s past experience and qualifications may not be suitable to resolve such problems or issues.

The Fund has a limited operating history, which limits investors ability to evaluate past performance in deciding whether to buy the Shares.

The Fund has limited trading performance history upon which to evaluate an investment in the Fund. Past performance is not necessarily indicative of future results.

An investment in the Shares may be adversely affected by competition from other methods of investing in coal.

The Fund will compete with other financial vehicles, including traditional debt and equity securities issued by companies in the coal industry and other securities that may be linked to coal, direct investments in coal and investment vehicles similar to the Fund. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in coal directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

The liquidity of the Shares may be affected by the withdrawal from participation of one or more Authorized Participants.

In the event that one or more Authorized Participants or other liquidity providers holding substantial interests in Shares or otherwise responsible for a significant portion of the Shares’ daily trading volume withdraw from participation, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares.

The Fund has not appointed any independent experts or advisers to advise investors regarding an investment in the Shares.

No counsel has been appointed to represent investors in connection with the offering of the Shares. Accordingly, each investor should consult its own legal, tax and financial advisers regarding the advisability of an investment in the Shares.

The Fund may terminate and liquidate at a time that is disadvantageous to Shareholders.

Termination and liquidation of the Fund could occur at a time that is disadvantageous to its Shareholders. When the Fund’s assets are sold as part of the Fund’s liquidation, the resulting proceeds distributed to Shareholders may be less than those that may be realized in a sale outside of a liquidation context.

Shareholders do not have the rights enjoyed by investors in more traditional equity investments.

As interests in an investment trust, the Shares have none of the statutory rights normally associated with the ownership of common stock of a corporation or other business entity including, for example, the right to bring “oppressive” or “derivative” actions. In addition, the Shares have limited voting and distribution rights. For example, Shareholders do not have the right to elect directors, and the Fund is not required to pay regular dividends.

Although the Shares are limited liability investments, certain circumstances such as bankruptcy or indemnification of the Fund by a Shareholder will increase the Shareholder’s liability.

The Shares are limited liability investments. Fund Shareholders may not lose more than the amount that they invest plus any profits recognized on their investment. However, Shareholders could be required, as a matter of bankruptcy law, to return to the Fund any distribution received at a time when the Fund was in fact insolvent or in violation of its Trust Agreement. In addition, a number of states do not have “statutory trust” statutes such as the Delaware statutes under which the Fund has been formed. It is possible that a court in such a state could determine that, due to the absence of any statutory provision to the contrary in such jurisdiction, the Shareholders, although entitled under Delaware law to the same limitation on personal liability as stockholders in a private corporation for profit organized under the laws of the State of Delaware, are not so entitled in such state. Additionally, in the event the Fund is made party to any claim, dispute, demand or litigation or otherwise incurs any liability or expense as a result of or in connection with any Shareholder’s (or assignee’s) obligations or liabilities unrelated to the business of the Fund, such Shareholder (or assignees cumulatively) is required under the Trust Agreement to indemnify the Fund for all such liability and expense incurred, including attorneys’ and accountants’ fees.

The Fund does not expect to make cash distributions.

Unlike commodity pools or other investment pools that actively manage their investments in an attempt to realize income and gains from their investing activities and distribute such income and gains to their investors, the Fund intends to re-invest any realized gains in Coal Futures rather than distributing cash to its Shareholders. Investors should not invest in the Fund if they will need cash distributions from the Fund to pay taxes on their share of income and gains of the Fund, if any, or for any other reason.

Shareholders will be subject to taxation on their share of the Fund’s taxable income, whether or not they receive cash distributions.

Fund Shareholders will be subject to U.S. federal income taxation and, in some cases, state, local or foreign income taxation on their share of the Fund’s taxable income, whether or not they receive cash distributions from the Fund. Shareholders may not receive cash distributions equal to their share of the Fund’s taxable income or even the tax liability that results from such income.

Items of income, gain, deduction, loss and credit with respect to the Shares could be reallocated if the Internal Revenue Service does not accept the assumptions or conventions used by the Fund in allocating Fund tax items.

U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. The Fund will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to Fund Shareholders in a manner that reflects the Shareholders’ beneficial shares of partnership items, but these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the Internal Revenue Service will successfully assert that the conventions and assumptions used by the Fund do not satisfy the technical requirements of the Internal Revenue Code of 1986, as amended (the “Code”), the Treasury regulations promulgated thereunder (the “Regulations”) and could require that items of income, gain, deduction, loss or credit be adjusted or reallocated in a manner that adversely affects Shareholders.

Investors could be adversely affected if the current treatment of long-term capital gains under current U.S. federal income tax law is changed or repealed in the future.

Under current law, long-term capital gains (including certain dividend income) are taxed to non-corporate investors at a maximum U.S. federal income tax rate of 20%. Capital gains generally will be included in net investment income, which also is taxed at an additional rate of 3.8% in the case of certain taxpayers having “net investment income” in excess of certain threshold amounts (the “Medicare Contribution Tax”).  Further, this tax treatment may be adversely affected, changed or repealed by future changes in tax laws at any time.

Investors in the Fund will receive a Schedule K-1 document which reports their allocable portion of tax items. A Schedule K-1 is usually complex and may require individuals to engage a tax expert.

Calculating the estimated U.S. federal and state taxes for a publicly traded partnership such as the Fund is a complicated process. To the extent the Fund’s assumptions and conventions used in preparing Fund Shareholders’ tax liability and Schedule K-1’s are not in compliance or not accepted by the IRS, it is possible that the IRS will successfully assert that the conventions and assumptions used by the Fund do not satisfy the requirements of the Code and/or Regulations and could require that items of income, gain, loss, and deduction be adjusted or reallocated in a manner that adversely affects one or more Shareholders. In addition, the complexity of a Schedule K-1 may require an investor, particularly an individual investor, to have to engage with a tax expert which may result in that investor incurring additional expenses related to preparing their individual tax returns.

INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISERS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN THE SHARES OF THE FUND; SUCH TAX CONSEQUENCES MAY DIFFER IN RESPECT OF DIFFERENT INVESTORS.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Fund’s Shares have traded on the NYSE Arca under the symbol “TONS” since February 20, 2015. The following table sets forth the range of reported high and low sales prices of the shares as reported on the NYSE Arca, for the periods indicated below.

Year Ended December 31, 2015	High	Low
First Quarter	$41.58	$39.25
Second Quarter	39.30	39.00
Third Quarter	39.39	33.59
Fourth Quarter	34.33	30.80

The number of Fund Shareholders of record of the registrant as of January 31, 2016 was approximately 18.

The Fund made no distributions to its Shareholders during the fiscal year ended December 31, 2015. The Fund has no obligation to make periodic distributions to its Shareholders.

No Shares were redeemed during the fourth quarter of the year ended December 31, 2015.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Fund’s Financial Statements and the related Notes to the Fund’s Financial Statements included elsewhere in this Annual Report.

This Annual Report, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause the Fund’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Fund’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and the Fund cannot assure investors that these projections included in these forward-looking statements will come to pass. The Fund’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

The Fund has based the forward-looking statements included in this Annual Report on information available to it as close to the filing date of this Annual Report as reasonably practicable, and the Fund assumes no obligation to update any such forward-looking statements except as required by the federal securities laws. Investors are advised to review any additional disclosures that the Fund may make directly to them or through reports that the Fund files in the future with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Introduction

Although the Fund is an emerging growth company subject to reduced public company reporting requirements under U.S. federal securities laws, it has elected not to make use of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

As described in Part I above, the Fund’s investment objective is to provide investors with exposure to daily changes in the price of coal futures contracts, before Fund liabilities and expenses.  The Fund pursues this objective by investing substantially all of its assets in Rotterdam coal futures contracts traded on the Chicago Mercantile Exchange.  The Fund may also realize interest income from its holdings in U.S. Treasuries.

The Fund continuously offers and redeems Baskets of 25,000 Shares to Authorized Participants at a price based on the Fund’s NAV per Share. Authorized Participants, in turn, may offer such Shares to the public at a per Share offering price that varies depending on, among other factors, the trading price of the Shares, the NAV, and the supply of and demand for the Shares at the time of the offer.

Results of Operations

Since the Fund commenced investment operations on February 19, 2015, comparisons of the Fund’s results of operations for the year ended December 31, 2015 have not been provided. In addition, since the Fund commenced investment operations on February 19, 2015, the Fund’s results of operations for the period ended December 31, 2015 may not be meaningful.

Fund Performance

The following table provides summary performance information for the Fund from commencement of operations to December 31, 2015:

Date	NAV Per Share	Total Shares	Net Assets	1 Month Return	3 Month Return	Cumulative Return Since Inception
2/20/2015	$40.09	150,050	$6,015,505	N/A	N/A	N/A
2/28/2015	$41.36	150,050	$6,206,068	N/A	N/A	3.17%
3/31/2015	$38.17	150,050	$5,727,409	(7.71)%	N/A	(4.79)%
4/30/2015	$38.58	150,050	$5,788,929	1.07%	N/A	(3.77)%
5/31/2015	$38.29	25,050	$959,165	(0.75)%	(7.42)%	(4.49)%
6/30/2015	$39.73	25,050	$995,237	3.76%	4.09%	(0.90)%
7/31/2015	$36.91	25,050	$924,596	(7.10)%	(4.33)%	(7.93)%
8/31/2015	$35.70	25,050	$894,285	(3.28)%	(6.76)%	(10.95)%
9/30/2015	$33.19	25,050	$831,410	(7.03)%	(16.46)%	(17.21)%
10/31/2015	$33.73	25,050	$844,937	1.63%	(8.62)%	(15.86)%
11/30/2015	$32.78	25,050	$821,139	(2.82)%	(8.18)%	(18.23)%
12/31/2015	$31.36	25,050	$785,568	(4.33)%	(5.51)%	(21.78)%

The Fund’s NAV decreased from $6,015,505 at February 20, 2015 to $785,568 at December 31, 2015. The decrease in the Fund’s NAV resulted primarily from a reduction in outstanding Shares, which decreased from 150,050 at February 20, 2015 to 25,050 at December 31, 2015, as a result of 125,000 Shares (five Baskets) being redeemed and zero Shares/Baskets being created during that period.

During the period ended December 31, 2015, the Fund’s NAV per Share reached its high for the period on February 27, 2015 at $41.36 per Share and reached its low for the period on December 11, 2015 at $30.98 per Share.

Net Income (Loss)

The following table provides summary income information for the Fund for the period from commencement of operations to December 31, 2015.

February 19, 2015 (Commencement of Operations) through December 31, 2015
Interest income (loss)	$—
Sponsor fee	15,424
Brokerage fees and expenses	4,871
Offering costs	—
Realized income (loss) on investments	(497,500)
Unrealized income (loss) on investments	(1,550)
Net income (loss)	$(519,345)

Net loss for the period ended December 31, 2015 was $519,345, resulting from a net realized and unrealized loss on investments of $499,050. Other than the Sponsor’s fee of $15,424 and brokerage fees and expenses of $4,871, the Fund had no expenses during the period ended December 31, 2015. The Fund had no interest income (loss) for the period ended December 31, 2015.

Liquidity and Capital Resources

The Fund does not anticipate making use of borrowings or other lines of credit to meet its obligations. The Fund meets its liquidity needs in the normal course of business from the proceeds of the sale of its investments or from the cash, cash equivalents and/or the collateralizing U.S. Treasuries that it holds. The Fund’s liquidity needs include: redeeming its Shares, providing margin deposits for existing Coal Futures, the purchase of additional Coal Futures and paying expenses.

The Fund generates cash primarily from (i) the sale of creation Baskets and (ii) interest earned on cash, cash equivalents and investments in collateralizing U.S. Treasuries. Substantially all of the net assets of the Fund are allocated to trading in Coal Futures. Most of the assets of the Fund are held in U.S. Treasuries, cash and/or cash equivalents that could or are used as margin or collateral for trading in Coal Futures. The percentage that such assets bear to the total net assets vary from period to period as the market values of the Coal Futures change. Interest earned on interest-bearing assets of the Fund is paid to the Fund.

The Fund’s investments in Coal Futures could be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. Such conditions could prevent the Fund from promptly liquidating a position in Coal Futures.

Market Risk

Trading in Coal Futures involves the Fund entering into contractual commitments to purchase or sell specific amounts of instruments at a specified date in the future. The gross or face amount of the contracts is expected to significantly exceed the future cash requirements of the Fund as the Fund intends to close out any open positions prior to the contractual expiration date. As a result, the Fund’s market risk is the risk of loss arising from the decline in value of the contracts, not from the need to make delivery under the contracts. The Fund considers the “fair value” of derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with the commitment by the Fund to purchase a specific contract is limited to the aggregate face amount of the contacts held.

The exposure of the Fund to market risk depends on a number of factors including the markets for the specific instrument, the volatility of interest rates and foreign exchange rates, the liquidity of the instrument-specific interest market and the relationships among the contracts held by the Fund.

Credit Risk

When the Fund enters into Coal Futures, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations. As the Fund trades its investments primarily on CME ClearPort, the Fund executes trades of Block Traded Coal Futures via CME ClearPort by placing purchase orders with an Execution Broker. The Execution Broker identifies a selling counterparty, and simultaneously with completion of the transaction, the Block Traded Coal Futures are entered into CME ClearPort by the Execution Broker, thereby completing the transaction and creating a cleared futures transaction. If the CME does not accept the transaction for any reason, the transaction is considered null and void and of no legal effect. As a result, all of the Fund’s positions in Coal Futures, whether traded on the CME ClearPort Block Trade entry systems (the current practice) or on CME Globex (which may occur in the future), will be cleared by CME clearing member firms, thereby reducing counterparty risk. There can be no assurance that any counterparty, clearinghouse, or their financial backers will satisfy their obligations to the Fund.

The Commodity Exchange Act (“CEA”) requires all FCMs, such as the Fund’s current Commodity Broker, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA. The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

On November 14, 2013, the CFTC published final regulations that require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

Off-Balance Sheet Risk

The Fund does not use and is not expected to use special purpose entities to facilitate off-balance sheet financing arrangements. The Fund does not have and is not expected to have loan guarantee arrangements or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services that are in the interest of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

Critical Accounting Policies and Estimates

Critical accounting policies for the Fund are as follows:

Preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires the Sponsor to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the financial statements and accompanying notes. The Fund applies these policies that involve judgments and actual results may differ from the estimates used.

When market closing prices are not available, the Sponsor may value an asset of the Fund pursuant to policies the Sponsor has adopted, which are consistent with normal industry standards.

Interest income on U.S. Treasuries is recognized on an accrual basis when earned. Discounts and premiums are amortized or accreted over the life of the U.S. Treasuries.

Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

See the Index to Financial Statements on page F-1 for a list of the financial statements being filed as part of this Annual Report. Those Financial Statements, and the notes and schedules related thereto, are incorporated by reference into this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Fund would perform if the Fund had any officers have evaluated the effectiveness of the Fund’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Fund were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Fund files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Fund would perform if the Fund had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Internal Control over Management’s Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Fund’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Fund’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2015. Their assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2015.

Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of an independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, the Fund is exempt from the auditor attestation requirements, and accordingly has not engaged any independent registered public accounting firm to perform an audit of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Fund’s internal control over financial reporting that occurred during the Fund’s fourth fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Managers and Executive Officers of the Registrant.

The Sponsor and the Sub-Advisor; Management

WisdomTree Coal Services, LLC is the Sponsor of the Fund and as of January 1, 2016, GreenHaven Advisors LLC is the Sub-Advisor of the Fund. For the year ended December 31, 2015, the Sponsor served as the commodity pool operator of, and commodity trading advisor to, the Fund. Effective January 1, 2016, the Sponsor serves as the commodity pool operator of the Fund, and the Sub-Advisor serves as the commodity trading advisor to the Fund. The Fund has no officers or directors. Set forth below is a description of the officers and key decision-makers of the Sponsor and the Sub-Advisor as of the date of this Annual Report. The Fund does not directly compensate any of the executive officers noted below.

Executive Officers of the Sponsor

Name	Position
Gregory Barton	President and Chief Executive Officer
Amit Muni	Executive Vice President
David Castano	Chief Financial Officer and Treasurer
Peter Ziemba	Executive Vice President, Chief Legal Officer and Secretary

The following is a biographical summary of the business experience of the executive officers of the Sponsor as of the date of this report.

Gregory Barton – President and Chief Executive Officer. Mr. Barton has served as the Executive Vice President-Operations and Chief Operating Officer of WisdomTree Investments Inc. (“WTI”) since October 2012. From June 2009 to July 2012, Mr. Barton served as Executive Vice President Business and Legal Affairs, General Counsel and Secretary of TheStreet, Inc., a financial media company. Mr. Barton served as an Independent Trustee and Chairman of the Audit Committee of WisdomTree Trust from August 2008 to June 2009 and July 2012 to October 2012. From October 2007 to August 2008, Mr. Barton served as General Counsel and Secretary of Martha Stewart Living Omnimedia, Inc., a media and merchandising company. From October 2004 to October 2007, Mr. Barton served as Executive Vice President, Licensing and Legal Affairs, General Counsel and Secretary, and from November 2002 to October 2004, as Executive Vice President, General Counsel and Secretary, of Ziff Davis Media Inc., a technology media company. Preceding Ziff Davis, Mr. Barton served in a variety of positions at WTI (then known as Individual Investor Group, Inc.) from August 1998 to November 2002, including President, Chief Financial Officer and General Counsel. From September 1996 to August 1998, Mr. Barton served as Vice President, Corporate and Legal Affairs, and General Counsel, and from May 1995 to September 1996 as General Counsel, of Alliance Semiconductor Corporation, an integrated circuit company. Mr. Barton received a B.A. degree, summa cum laude, from Claremont McKenna College and a J.D. degree, magna cum laude, from Harvard Law School. Mr. Barton became a registered Associated Person and Principal of the Sponsor on January 4, 2016. Mr. Barton is also a registered Associated Person and Principal of WisdomTree Commodity Services, LLC, effective as of January 4, 2016, and a registered Associated Person and Principal of WisdomTree Asset Management, Inc., effective as of February 15, 2013 and December 13, 2012, respectively. Mr. Barton is 54 years old.

Amit Muni – Executive Vice President. Mr. Muni has served as WTI’s Executive Vice President-Finance and Chief Financial Officer since March 2008. From July 2003 to March 2008, Mr. Muni served as Controller and Chief Accounting Officer of International Securities Exchange Holdings, Inc., an electronic options exchange. From July 2000 to June 2003, Mr. Muni served as Vice President, Finance, of Instinet Group Incorporated, an electronic agency broker-dealer. From September 1996 to June 2000, Mr. Muni served as a Manager of the Financial Services Industry Practice of PricewaterhouseCoopers LLP, an accounting firm. From August 1991 to August 1996, Mr. Muni served as an accountant and senior auditor for National Securities Clearing Corporation, a firm that provides centralized clearing, information and settlement services to the financial industry. Mr. Muni received a B.B.A. in Accounting from Pace University and is a Certified Public Accountant. Mr. Muni is a Principal of WisdomTree Asset Management, Inc. effective as of December 28, 2012. Mr. Muni is 46 years old.

David Castano – Chief Financial Officer and Treasurer. Mr. Castano has served as Director of Fund Accounting & Administration of WisdomTree Asset Management, Inc. since June 2011 and Treasurer/Principal Financial Officer of the WisdomTree Trust since January 2013. From December 2006 to June 2011, Mr. Castano served as an Assistant Vice President and Vice President of Legg Mason & Co., a global investment management firm. From May 2004 to December 2006, Mr. Castano served as an Assistant Treasurer at Lord Abbett mutual funds. From March 2003 to May 2004, Mr. Castano served as a Supervisor at UBS Global Asset Management, a privately owned investment manager. Mr. Castano received a BBA in Public Accounting from Pace University. Mr. Castano became a registered Principal of the Sponsor on March 8, 2016. Mr. Castano is also a registered Principal of WisdomTree Commodity Services, LLC, effective as of March 8, 2016. Mr. Castano is 44 years old.

Peter Ziemba – Executive Vice President, Chief Legal Officer and Secretary. Mr. Ziemba has served as WTI’s Executive Vice President—Business and Legal Affairs since January 2008 and Chief Legal Officer since March 2011. From April 2007 to March 2011, Mr. Ziemba served as WTI’s General Counsel. From September 1982 to April 2007, Mr. Ziemba was an attorney in the Corporate and Securities department of Graubard Miller. Mr. Ziemba received his B.A. in History with university honors from Binghamton University and his J.D., cum laude, from Benjamin N. Cardozo School of Law. Mr. Ziemba served as a director of WTI from 1996 to 2003. Mr. Ziemba is 58 years old.

Executive Officers and Significant Employees of the Sub-Advisor

Name	Position
Ashmead Pringle	Chief Executive Officer
Cooper Anderson	Chief Financial Officer
Scott Glasing	Trader
Tom Fernandes	Partner

The following is a biographical summary of the business experience of the executive officers and significant employees of the Sub-Advisor as of the date of this report.

Ashmead Pringle – Chief Executive Officer. Mr. Pringle founded the Sub-Advisor and has served as its Chief Executive Officer in charge of managing its business since November 2015. He became a registered Associated Person and listed Principal of the Sub-Advisor in November 2015. Mr. Pringle also founded Grain Service Corporation (“GSC”), a commodity research and trading company, and has served as its President since October 1984. He became a registered Associated Person and listed Principal of GSC in June 1985. Mr. Pringle also founded WisdomTree Commodity Services, LLC (f/k/a GreenHaven Commodity Services, LLC), the managing owner of the WisdomTree Continuous Commodity Index Fund (f/k/a GreenHaven Continuous Commodity Index Fund) (the “WisdomTree Index Fund”) and served as its Chief Executive Officer in charge of managing its business from October 2006 to January 2016. He was a registered Associated Person and listed Principal of WisdomTree Commodity Services, LLC from October 2006 to January 2016. Mr. Pringle also founded GreenHaven LLC, the former holding company of WisdomTree Commodity Services, LLC, and managed its business operations from September 2006 to February 2011. Mr. Pringle was a registered Associated Person and listed Principal of GreenHaven LLC from September 2006 to February 2011. Mr. Pringle also founded the Sponsor and served as its President in charge of managing its business from August 2012 to January 2016. He was a registered Associated Person and listed Principal of the Sponsor from August 2012 to January 2016. Mr. Pringle is 69 years old.

Cooper Anderson – Chief Financial Officer. Mr. Anderson is a trader for the Sub-Advisor and is responsible for daily futures trading, cash flow management, treasury portfolio management, and quantitative analysis for the Fund and the WisdomTree Index Fund. He became a registered Associated Person and listed Principal of the Sub-Advisor in November 2015. From December of 2002 to March of 2006, Mr. Anderson worked as an analyst in Institutional Equity Sales and Trading for Credit Suisse Securities USA LLC, a securities broker dealer and investment bank based in Zurich, Switzerland. At Credit Suisse Securities USA LLC, Mr. Anderson served as a brokerage sales person covering the major financial institutions in the Southeastern United States and the Caribbean. Between March of 2006 and April of 2007, Mr. Anderson took time off from work. From May 2007 to February 2011, Mr. Anderson was a managing partner and registered Associated Person and listed Principal of GreenHaven LLC, the former holding company of WisdomTree Commodity Services, LLC. From November 2009 to January 2016, Mr. Anderson was a trader and Chief Financial Officer, and registered Associated Person and listed Principal of WisdomTree Commodity Services, LLC, the managing owner of the WisdomTree Index Fund. From May 2012 to January 2016, Mr. Anderson was the Chief Financial Officer of the Sponsor, responsible for managing the Sponsor and the Fund’s finances and trading, and a registered Associated Person and listed Principal of the Sponsor. Mr. Anderson is 36 years old.

Scott Glasing – Trader. Mr. Glasing is a trader for the Sub-Advisor and is responsible for daily futures trading. He became a registered Associated Person and listed Principal of the Sub-Advisor in November 2015. Since February 1998, Mr. Glasing has worked for GSC as a trader. He became a registered Associated Person of GSC in February 1998 and a listed Principal of GSC in March 1998. From September 2006 to February 2011, Mr. Glasing was a trader and a registered Associated Person of GreenHaven LLC, the former holding company of WisdomTree Commodity Services, LLC. From November 2006 to January 2016, Mr. Glasing was a trader and a registered Associated Person and listed Principal of WisdomTree Commodity Services, LLC, the managing owner of the WisdomTree Index Fund. From August 2012 to January 2016, Mr. Glasing was a trader and a registered Associated Person and listed Principal of the Sponsor. Mr. Glasing is 53 years old.

Tom Fernandes – Partner. Mr. Fernandes is a managing partner of the Sub-Advisor. He became a registered Associated Person and listed Principal of the Sub-Advisor in November 2015. From March 2000 to March 2002, Mr. Fernandes was employed as a trader at Fleet Bank of Boston. From March 2002 to April 2005, Mr. Fernandes worked as an analyst at West Broadway Partners, an investment partnership. From May 2005 to October 2006, Mr. Fernandes served as a commodity expert for GSC. He was registered as an Associated Person of GSC starting in August 2005. From October 2006 to August 2012, Mr. Fernandes served as Chief Financial Officer and a registered Associated Person and listed Principal of WisdomTree Commodity Services, LLC, the managing owner of the WisdomTree Index Fund. From August 2006 to February 2011, Mr. Fernandes was a managing partner and a registered Associated Person and listed Principal of GreenHaven LLC, the former holding company of WisdomTree Commodity Services, LLC. From August 2012 to October 2014, Mr. Fernandes was Chief Operating Officer and a registered Associated Person and listed Principal of the Sponsor. Since August 2012, Mr. Fernandes has served as Chief Executive Officer of GSC Agribusiness, a livestock producer. Mr. Fernandes is 42 years old.

Item 11.	Executive Compensation.

The Fund has no employees, officers or directors and is managed by the Sponsor. None of the directors or officers of the Sponsor receive compensation from the Fund. The Sponsor receives a management fee equal to 0.95% of the average annual NAV. The Sponsor pays for certain of the Fund’s fees and expenses, subject to reimbursement, as set forth in Item 1. For the period ending December 31, 2015, the Sponsor received a fee of Sponsor’s fee of $15,424.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of the Fund’s Shares as of December 31, 2015, by the Sponsor. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name/Address of Beneficial Owner	Amount/Nature of Beneficial Ownership
General Shares	WisdomTree Coal Services LLC 245 Park Avenue, 35th Floor New York, New York 10167	50 Shares

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

See Items 11 and 12.

Neither the Trust nor the Fund entered into any transaction in excess of $120,000 in which any related person had a direct or indirect material interest and the Trust and the Fund do not propose to enter into any such transaction.

Director Independence

As an unincorporated entity, the Fund does not have a Board of Directors.

Item 14.	Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by Grant Thornton LLP for the year ended December 31, 2015.

2015
Audit fees	$78,000
Audit-related fees	0
Tax fees	0
All other fees	0
Total	$78,000

The Sponsor approved all of the services provided by Grant Thornton LLP to the Fund described above. The Sponsor pre-approves all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms.

None of the hours expended on Grant Thornton LLP’s engagement to audit the registrant’s financial statements for the year ended December 31, 2015 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

Item 15.	Exhibits and Financial Statement Schedules.

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report. Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit	Description of Document
3.1	Certificate of Amendment to Certificate of Trust of GreenHaven Coal Fund (1)
3.2	Second Amended and Restated Declaration of Trust and Trust Agreement of GreenHaven Coal Fund (2)
3.3	Amendment to Second Amended and Restated Declaration of Trust and Trust Agreement of GreenHaven Coal Fund (3)
10.1	Commodity Subadvisory Agreement (4)
10.2	Master Custodian Agreement (5)
10.3	Administration Agreement (6)
10.4	Distribution Services Agreement (7)
10.5	Transfer Agency and Services Agreement (8)
10.6	Form of Participant Agreement (9)
31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (10)
31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (10)
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

(1)	Incorporated by reference to Exhibit 3.1 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(2)	Incorporated by reference to Exhibit 3.1 of the Fund’s Pre-Effective Amendment No. 7 to Form S-1 filed February 9, 2015.
(3)	Incorporated by reference to Exhibit 3.2 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(4)	Incorporated by reference to Exhibit 10.1 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(5)	Incorporated by reference to Exhibit 10.2 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(6)	Incorporated by reference to Exhibit 10.3 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(7)	Incorporated by reference to Exhibit 10.4 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(8)	Incorporated by reference to Exhibit 10.5 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(9)	Incorporated by reference to Exhibit 10.6 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(10)	Filed herewith.

WisdomTree Coal Fund

(f/k/a GreenHaven Coal Fund)

The name of the Fund was changed to WisdomTree Coal Fund effective on or about January 4, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Shareholders of

WisdomTree Coal Fund

(f/k/a GreenHaven Coal Fund):

We have audited the accompanying statements of financial condition, including the schedule of investments, of WisdomTree Coal Fund (a Delaware Statutory Trust) as of December 31, 2015 and 2014, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the WisdomTree Coal Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WisdomTree Coal Fund as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 29, 2016

WisdomTree Coal Fund

(f/k/a GreenHaven Coal Fund)

Statements of Financial Condition

December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets
Equity in broker trading accounts:
Cash held by broker	$786,836	$1,500
Net unrealized appreciation (depreciation) on futures contracts	(1,550)	—
Prepaid brokerage fees and expenses	979	—
Total assets	$786,265	1,500

Liabilities and shareholders’ equity
Management fee payable to related party	$635	$—
Total liabilities	$635	$—

Shareholders’ equity
Paid-in-capital – 25,050 and 50 redeemable shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	$1,304,975	$1,500
Accumulated deficit	(519,345)	—
Total shareholders’ equity	$785,630	$1,500

Total liabilities and shareholders’ equity	$786,265	$1,500

Net asset value per share	$31.36	$30.00

See accompanying notes to financial statements.

WisdomTree Coal Fund

(f/k/a GreenHaven Coal Fund)

Schedule of Investments

December 31, 2015

Description	Parentage of Net Assets	Fair Value	Notional Value
Futures Contracts
CME Rotterdam Coal Futures (5 contracts, settlement date June 24, 2016)	(0.06)%	$(450)	$219,000
CME Rotterdam Coal Futures (6 contracts, settlement date May 27, 2016)	(0.05)	(400)	262,800
CME Rotterdam Coal Futures (6 contracts, settlement date April 29, 2016)	(0.09)	(700)	262,800
Net Unrealized Depreciation on Futures Contracts	(0.20)%	$(1,550)	$744,600

See accompanying notes to financial statements.

WisdomTree Coal Fund

(f/k/a GreenHaven Coal Fund)

Statement of Income and Expenses

For the Year Ended December 31, 2015*

December 31, 2015
Income
Interest Income	$—

Expenses
Management fee to related party	$15,424
Brokerage fees and expenses	4,871
Total expenses	$20,295

Net Investment Loss	$(20,295)

Realized and net change in unrealized loss on investments and futures contracts
Realized loss on:
Futures contracts	$(497,500)
Net realized loss	$(497,500)
Net change in unrealized loss on:
Futures contracts	$(1,550)
Net change in unrealized loss	$(1,550)

Net realized and unrealized loss on investments and futures contracts	$(499,050)

Net loss	$(519,345)

* Commenced trading operations on the NYSE Arca on February 20, 2015.

See accompanying notes to financial statements.

WisdomTree Coal Fund

(f/k/a GreenHaven Coal Fund)

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2015*

	Paid In		Accumulated	Total Shareholders’
	Units	Capital	Deficit	Equity
January 1, 2015	50	$1,500	$—	$1,500

Capital contribution on original units	—	500	—	500
Creation of limited units	150,000	6,000,000	—	6,000,000
Redemption of limited units	(125,000)	(4,697,025)	—	(4,697,025)
Net loss:
Net investment loss	—	—	(20,295)	(20,295)
Net realized loss on investments and futures contracts	—	—	(497,500)	(497,500)
Net change in unrealized loss on futures contracts	—	—	(1,550)	(1,550)

Balance at December 31, 2015	25,050	$1,304,975	$(519,345)	$785,630

* Commenced trading operations on the NYSE Arca on February 20, 2015.

See accompanying notes to financial statements.

WisdomTree Coal Fund

(f/k/a GreenHaven Coal Fund)

Statement of Cash Flows

For the Year Ended December 31, 2015*

2015
Cash flow from operating activities
Net loss	$(519,345)
Adjustments to reconcile net loss to net cash used for operating activities:
Unrealized depreciation on investments and futures contracts	1,550
Increase in accrued expenses	635
Increase in prepaid brokerage fees and expenses	(979)
Net cash used for operating activities	$(518,139)

Cash flows from financing activities
Proceeds from creation of limited units	$6,000,000
Additional capital contribution	500
Redemption of limited units	(4,697,025)
Net cash provided by financing activities	1,303,475

Net change in cash	$785,336

Cash held at beginning of year	$1,500
Cash held at end of year	$786,836

* Commenced trading operations on the NYSE Arca on February 20, 2015.

See accompanying notes to financial statements.

WisdomTree Coal Fund

(f/k/a GreenHaven Coal Fund)

Notes to Financial Statements

December 31, 2015

(1) Organization

WisdomTree Coal Fund (the “Fund”), formerly GreenHaven Coal Fund, was formed as a Delaware statutory trust on September 18, 2012 and commenced operations on February 19, 2015. WisdomTree Coal Services, LLC (the “Sponsor”) serves as the Fund’s commodity pool operator and sponsor under the Fund’s trust agreement, and is responsible for the day-to-day operations of the Fund. Shares representing units of fractional undivided beneficial interest in and ownership of the Fund are listed on the NYSE Arca under the symbol “TONS.”

Effective January 1, 2016, in accordance with the terms of a Unit Purchase Agreement dated October 29, 2015, GreenHaven Group LLC sold 100% of the issued and outstanding membership interest in the Sponsor to WisdomTree Investments Inc. Following the sale, the name of the Fund was changed from “GreenHaven Coal Fund” to “WisdomTree Coal Fund” and the name of the Sponsor was changed from “GreenHaven Coal Services, LLC” to “WisdomTree Coal Services, LLC.”

As of January 1, 2016, the Fund’s Sub-Advisor and commodity trading advisor is GreenHaven Advisors LLC.

The Fund’s investment objective is to provide investors with exposure to daily changes in the price of coal futures contracts, before Fund liabilities and expenses.  The Fund pursues this objective by investing substantially all of its assets in Rotterdam coal futures contracts (“Coal Futures”) traded on the Chicago Mercantile Exchange.  The Fund will invest in Coal Futures on a non-discretionary basis (i.e., without regard to whether the value of the Fund is rising or falling over any particular period). The Fund will also invest a portion of its net assets in U.S. Treasuries and other high quality short-term fixed income securities for deposit with the Fund’s commodity brokers as margin. Additional specifications for CME Coal Futures can be found at the CME’s website: www.cmegroup.com.

The Fund continuously offers and redeems baskets of 25,000 Shares (“Baskets”) to authorized participants (“Authorized Participants”) at a price based on the Fund’s net asset value (“NAV”) per Share. Authorized Participants, in turn, may offer such Shares to the public at a per Share offering price that varies depending on, among other factors, the trading price of the Shares, the NAV, and the supply of and demand for the Shares at the time of the offer.

The Sponsor and the Fund retain the services of third party service providers to the extent necessary for the ongoing operations of the Fund. (See Note (2)).

(2) Service Providers and Related Party Agreements

(a) “Trustee” – Christiana Trust is the sole Trustee of the Fund. The Trustee is a division of Wilmington Saving Fund Society, FSB, and is headquartered in Wilmington, Delaware.

(b) “Sponsor” – WisdomTree Coal Services, LLC (f/k/a GreenHaven Coal Services, LLC) is the commodity pool operator and Sponsor of the Fund, responsible for the day to day operations of the Fund. The Sponsor charges the Fund a management fee for its services. The Sponsor is a Georgia limited liability company with operations in New York, New York.

(c) “Administrator” – The Bank of New York Mellon Corporation served as the administrator, custodian and transfer agent of the Fund for the fiscal year ended December 31, 2015. As of January 1, 2016, the Sponsor, on behalf of the Fund, appointed State Street Bank and Trust Company as the Fund’s Administrator. The Administrator performs or supervises the services necessary for the operation and administration of the Fund (other than making investment decisions) in accordance with various services agreements entered into with the Fund. These services include calculating the daily NAV, accounting and other Fund administrative services. As the Fund’s transfer agent, the Administrator processes additions and redemptions of Shares. These transactions are processed on Depository Trust Company’s (“DTC”) book entry system. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants. The Bank of New York Mellon Corporation is based in New York, New York and State Street Bank and Trust Company has an office in Boston, Massachusetts.

(d) “Commodity Broker” — Morgan Stanley & Co. LLC (“MS&Co”) is the Fund’s Commodity Broker. In its capacity as the Commodity Broker, MS&Co executes and clears each of the Fund’s futures transactions and performs certain administrative services for the Fund. MS&Co is based in New York, New York.

(e) “Execution Broker” — TFS Energy Futures LLC (“TEF”) is the Fund’s Execution Broker. The Execution Broker executes certain of the Fund’s over-the-counter transactions and performs certain administrative services for the Fund. TEF is based in New York, New York.

(f) “Distributor” — ALPS Distributors, Inc. served as the Fund’s Distributor for the fiscal year ended December 31, 2015. As of January 1, 2016, the Sponsor, on behalf of the Fund, appointed Foreside Fund Services LLC (“FFS”) as the Fund’s Distributor. The Fund’s Distributor assists the Sponsor and the Administrator with certain functions and duties relating to the creation and redemption of Baskets, including receiving and processing orders from the Fund’s Authorized Participants to create and redeem Baskets, coordinating the processing of such orders and related functions and duties. ALPS Distributors, Inc. is based out of Denver, Colorado and FFS has an office in Portland, Maine.

(g) “Authorized Participant” — Authorized Participants are the only persons that may place orders to create and redeem Baskets of the Fund. Each Authorized Participant must (1) be a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) be a participant in the DTC, and (3) have entered into an agreement (“Participant Agreement”) with the Fund, the Sponsor and the Distributor. The Participant Agreement sets forth the procedures for the creation and redemption of Baskets of Shares and for the delivery of cash required for such creations or redemptions. A list of the current Authorized Participants can be obtained from the Administrator. A similar agreement by the Fund sets forth the procedures for the creation and redemption of Baskets of Shares by the Fund.

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

(c) Cash Held by Broker

The Fund defines cash held by broker to be highly liquid investments, with original maturities of three months or less when acquired. MS&Co allows the Fund to apply U.S. Treasury portfolio, if any, towards its initial margin requirement for the Fund’s futures positions, hence all cash held by the broker is unrestricted cash. The cash and U.S. Treasury positions are held in segregated accounts at MS&Co and are not insured by the Federal Deposit Insurance Corporation.

(d) United States Treasury Obligations

The Fund records purchases and sales of U.S. Treasuries on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund may hold U.S. Treasuries for deposit with the Commodity Broker as margin for trading and holding against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the U.S. Treasuries.

(e) Income Taxes

The Fund is classified as a partnership, for U.S. federal income tax purposes. Accordingly the Fund is not subject to U.S. federal, state or local income taxes. No provision for federal, state or local income taxes has been made in the accompanying financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s income, gain, loss, deductions and other items.

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

(f) Futures Contracts

The Fund purchases and holds coal futures contracts for investment purposes. These contracts are recorded on a trade date basis and open contracts are valued daily at settlement prices provided by the relevant exchanges. In the Statement of Financial Condition, Coal Futures are presented at their published settlement prices on the last business day of the period, in accordance with the fair value accounting standard. Since these contracts are actively traded in markets that are directly observable and which provide readily available price quotes, their market value is deemed to be their fair value under the fair value accounting standard. (See Note 4 — Fair Value Measurements).

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

(g) Subsequent Events

For purposes of disclosure in the financial statements, the Fund has evaluated events occurring during the year ended, December 31, 2015 and through the date the financial statements were issued.

Effective January 1, 2016, in accordance with the terms of a Unit Purchase Agreement dated October 29, 2015, GreenHaven Group LLC sold 100% of the issued and outstanding membership interest in the Sponsor to WisdomTree Investments Inc. Following the sale, the name of the Fund was changed from “GreenHaven Coal Fund” to “WisdomTree Coal Fund” and the name of the Sponsor was changed from “GreenHaven Coal Services, LLC” to “WisdomTree Coal Services, LLC.”

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

A summary of the Fund’s assets and liabilities contracts at fair value as of December 31, 2015, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Commodity Futures Contracts	$(1,550)	$-	$-	$(1,550)

There were no transfers between Level 1 and Level 2 for the Fund during the year ended December 31, 2015. The Fund did not hold any Level 3 securities during the year ended December 31, 2015.

(5) Derivative Instruments and Hedging Activities

The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of December 31, 2015, the Fund was invested in Coal Futures. For the year ended December 31, 2015, the average month-end notional amounts of open Coal Futures contracts were $1,693,021.

At December 31, 2015, the impact of derivative instruments on the Fund was as follows:

Derivative Instruments	Asset Derivatives (i)	Liability Derivatives	Net Derivatives
Commodity Futures Contracts	$(1,550)	$-	$(1,550)

(i) Values are disclosed on the December 31, 2015 Statements of Financial Condition under Net unrealized appreciation (depreciation) on futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the period ended December 31, 2015:

Derivative Instruments	Statements of Income and Expenses Location	Realized Loss on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Commodity Futures Contracts	Net realized loss Net change in unrealized loss	$(497,500)	$(1,550)

(6) Financial Instrument Risk

Market Risk

Trading in Coal Futures will involve the Fund entering into contractual commitments to purchase or sell specific amounts of instruments at a specified date in the future. The gross or face amount of the contracts is expected to significantly exceed the future cash requirements of the Fund as the Fund intends to close out any open positions prior to the contractual expiration date. As a result, the Fund’s market risk is the risk of loss arising from the decline in value of the contracts, not from the need to make delivery under the contracts. The Fund considers the “fair value” of derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with the commitment by the Fund to purchase a specific contract will be limited to the aggregate face amount of the contacts held.

The exposure of the Fund to market risk will depend on a number of factors including the markets for the specific instrument, the volatility of interest rates and foreign exchange rates, the liquidity of the instrument-specific interest market and the relationships among the contracts held by the Fund.

Credit Risk

When the Fund enters into Coal Futures, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations. As the Fund initially plans to trade its investments primarily on CME ClearPort, the Fund executes trades of Block Traded Coal Futures via CME ClearPort by placing purchase orders with an Execution Broker. The Execution Broker identifies a selling counterparty, and simultaneously with completion of the transaction, the Block Traded Coal Futures are entered into CME ClearPort by the Execution Broker, thereby completing the transaction and creating a cleared futures transaction. If the CME does not accept the transaction for any reason, the transaction is considered null and void and of no legal effect. As a result, all of the Fund’s positions in Coal Futures, whether traded on the CME ClearPort Block Trade entry systems (the current practice) or on CME Globex (which may occur in the future), will be cleared by CME clearing member firms, thereby reducing counterparty risk. There can be no assurance that any counterparty, clearinghouse, or their financial backers will satisfy their obligations to the Fund.

The Commodity Exchange Act (“CEA”) requires all FCMs, such as the Fund’s current Commodity Broker, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA. The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

On November 14, 2013, the CFTC published final regulations that require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

Off-Balance Sheet Risk

The Fund does not use and is not expected to use special purpose entities to facilitate off-balance sheet financing arrangements. The Fund does not have and is not expected to have loan guarantee arrangements or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services that are in the interest of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position. In the normal course of its business, the Fund may be party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the statements of financial condition, may result in a future obligation or loss. The financial instruments used by the Fund are coal futures, whose values are based upon an underlying asset and generally represent future commitments which have a reasonable possibility to be settled in cash or through physical delivery. These instruments are traded on an exchange and are standardized contracts.

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

Credit risk is the possibility that a loss may occur due to the failure of an exchange clearinghouse to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments.

(7) Share Creations and Redemptions

As described in Item 1 of this Annual Report, the creation and redemption procedures allow only Authorized Participants to create and redeem Shares directly from the Fund. Proceeds from sales of Shares are invested directly in the Fund. Retail investors seeking to purchase or sell Shares on any day are expected to execute such transactions in the secondary market, on the NYSE-Arca, at the market price per Share, rather than in connection with the creation or redemption of Baskets.

(a)  Creation of Shares

General. On any business day, an Authorized Participant may place an order with the Administrator to create one or more Baskets. Creation orders will be accepted only on a “business day” during which the NYSE Arca is open for regular trading. Purchase orders must be placed no later than 10:00 a.m., New York time, on each business day the NYSE Arca is open for regular trading. The day on which the Administrator receives a valid purchase order is the purchase order date. Purchase orders are irrevocable. By placing a purchase order, and prior to delivery of the applicable Baskets, an Authorized Participant’s DTC account will be charged the non-refundable transaction fee due for the purchase order.

Determination of Required Payment. The total payment required to create each Basket is the NAV of 25,000 Shares on the purchase order date, but only if the required payment is timely received. To calculate the NAV, the Administrator will use the CME settlement price (typically determined after 5:00 p.m. New York time) for the Coal Futures traded on the CME.

Delivery of Required Payment. An Authorized Participant who places a purchase order must transfer to the Administrator the required amount of U.S. Treasuries and/or cash by the end of the next business day following the purchase order date.  Upon receipt of the deposit amount, the Administrator will direct DTC to credit the number of Baskets ordered to the Authorized Participant’s DTC account on the next business day following the purchase order date.

Suspension of Purchase Orders. The Sponsor acting by itself or through the Administrator or the Fund’s Distributor may suspend the right of purchase, or postpone the purchase settlement date, for any period during which the NYSE Arca or other exchange on which the Shares are listed is closed, other than for customary holidays or weekends, or when trading is restricted or suspended. None of the Sponsor, the Distributor or the Administrator will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Rejection of Purchase Orders. The Sponsor acting by itself or through the Administrator or the Distributor may reject a purchase order if (i) it determines that the purchase order is not in proper form, (ii) circumstances outside the control of the Sponsor make it, for all practical purposes, not feasible to process creations of Baskets, such as during force majeure events, or (iii) the Sponsor believes that it or the Fund would be in violation of any securities or commodities rules or regulations regarding position limits or otherwise by accepting a creation.  None of the Administrator, the Distributor or the Sponsor will be liable for the rejection of any purchase order.

(b) Redemption of Shares

General. The approved procedures by which an Authorized Participant can redeem one or more Baskets will mirror in reverse the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Distributor to redeem one or more Baskets. Redemption orders must be placed no later than 10:00 a.m., New York time, on each business day. The day on which the Distributor receives a valid redemption order is the redemption order date. Redemption orders are irrevocable.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than 12:00 p.m., New York time, on the next business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account will be charged the non-refundable transaction fee due for the redemption order.

Determination of Redemption Proceeds. The redemption proceeds from the Fund consist of a cash redemption amount equal to the NAV of the number of Baskets requested in the Authorized Participant’s redemption order on the redemption order date. To calculate the NAV, the Administrator will use the CME settlement price (typically determined after 5:00 p.m. New York time) for the Coal Futures traded on the CME.

Delivery of Redemption Proceeds. The redemption proceeds due from the Fund will be delivered to the Authorized Participant at 12:00 p.m., New York time, on the next business day immediately following the redemption order date if, by such time, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution is delivered to the extent of whole Baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Baskets received if the Fund receives the fee applicable to the extension of the redemption distribution date which the Sponsor may, from time to time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by 12:00 p.m., New York time, on such next business day. Any further outstanding amount of the redemption order shall be cancelled. The Sponsor may cause the redemption distribution to be delivered notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by 12:00 p.m., New York time, on the next business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Sponsor may from time to time determine.

Suspension of Redemption Orders. The Sponsor acting by itself or through the Administrator or the Distributor may suspend the right of redemption, or postpone the redemption settlement date, (i) for any period during which the NYSE Arca is closed, other than customary weekend or holiday closings, or for any period when trading on the NYSE Arca is suspended, (ii) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (iii) in the event any price limits imposed by the CME or the CFTC are reached and the Sponsor believes that permitting redemptions under such circumstances may adversely impact investors. None of the Sponsor, the Distributor or the Administrator will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Rejection of Redemption Orders. The Sponsor acting by itself or through the Distributor or the Administrator may reject a redemption order if the order is not in proper form as described in the Participant Agreement or if the fulfillment of the order, in the opinion of the Sponsor’s counsel, might be unlawful.  None of the Administrator, the Distributor or the Sponsor will be liable for the rejection of any redemption order.

(8) Operating Expenses, Organizational and Offering Costs

(a) Sponsor Fee

The Fund pays the Sponsor a fee equal to 0.95% of the average annual NAV. For the year ended December 31, 2015, the Sponsor’s fee was $15,424. In addition, the Fund will pay its brokerage fees and expenses, and certain other operational fees, as described below.

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

(c) Brokerage Commissions, Fees, and Routine Operational, Administrative, and Other Ordinary Expenses

The Sponsor currently does not expect brokerage commissions and fees as well as routine operational, administrative and other ordinary expenses for which the Fund is responsible, including, but not limited to, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs, to exceed 0.30% of the NAV of the Fund in any year, although the actual amount of such fees and expenses in any year may be greater. The Fund’s brokerage commissions and fees and routine operational, administrative and other ordinary expenses are accrued at a rate of 0.30% per annum in the aggregate. Of the amounts so accrued, the Fund first pays brokerage commissions and fees, and secondly from the remainder of the amounts so accrued, reimburses the Sponsor first for the Fund’s ongoing operational, administrative, professional and other ordinary fees and expenses (other than any marketing-related fees and expenses), and second, the Fund’s organizational and offering fees and expenses.

Brokerage commissions and fees are charged against the Fund’s assets on a per transaction basis. The brokerage commissions, trading fees and routine operational, administrative, and other ordinary expenses incurred for the year ended December 31, 2015 were $4,871.

(d) Unusual Fees and Expenses

The Fund will pay all its unusual fees and expenses, if any. Such unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. There have been no unusual fees or expenses since the Fund commenced investment operations on February 19, 2015.

(9) Termination

The term of the Fund is perpetual, but the Fund may be dissolved at any time and for any reason, or for no reason at all, by the Sponsor with written notice to the Shareholders. Any termination of the Fund will result in the compulsory redemption of all outstanding Shares.

(10) Profit and Loss Allocations and Distributions

The Sponsor and the Shareholders will share in any profits and losses of the Fund attributable to the Fund in proportion to the percentage interest owned by each. Distributions may be made at the sole discretion of the Sponsor on a pro-rata basis in accordance with the respective capital balances of the Shareholders, but the Fund is under no obligation to make periodic distributions to Shareholders. The Fund made no distributions to its Shareholders during the fiscal year ended December 31, 2015.

(11) Commitments and Contingencies

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of the Fund. As of December 31, 2015, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(12) NAV and Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance and operations for a Share outstanding for the year ended December 31, 2015. The net investment loss and total expense ratios have been annualized. The total return at NAV is based on the change in NAV of the Shares during the period and the total return at market value is based on the change in market value of the Shares on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

December 31, 2015*
Net asset value
Net asset value per Share, beginning of period	$30.00
Capital contribution on original units	10.00
Net assets value per Share, beginning of period (commencement of trading)	40.00
Net realized and change in unrealized gain (loss) from investments	(8.23)
Net investment loss**	(0.41)
Net decrease in net assets from operations	(8.64)
Net asset value per Share, end of period	$31.36

Market value per Share, beginning of period	$40.00
Market value per Share, end of the period	$30.85

Ratio to average net assets (i)
Net investment loss	(1.26)%
Total expenses	1.26%

Total Return, at net assets value (ii)	(21.60)%
Total Return, at market value (ii)	(22.88)%

* Commenced trading operations on the NYSE Arca on February 20, 2015.

** Based on average shares outstanding.

(i) Percentages are annualized.

(ii) Percentages are not annualized.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WisdomTree Coal Services, LLC,
Sponsor of the WisdomTree Coal Fund (registrant)

By:	/s/ Gregory Barton
Gregory Barton
Chief Executive Officer
(Principal Executive Officer)

Date: March 29, 2016

By:	/s/ David Castano
David Castano
Chief Financial Officer
(Principal Financial Officer)

Date: March 29, 2016