Form 10-Q
period 2016-03-31
WisdomTree Coal Fund
filed 2016-05-10
CIK 1552700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 001-36840

WISDOMTREE COAL FUND

(Registrant)

(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	90-6214629 (IRS Employer Identification No.)

c/o WisdomTree Coal Services, LLC 245 Park Avenue 35th Floor New York, NY	10167
(Address of Principal Executive Offices)	(Zip Code)

1-866-909-9473
(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer  ☐               Accelerated filer  ☐               Non-accelerated filer  ☐               Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2016: 25,050 Shares outstanding

WisdomTree Coal Fund

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WisdomTree Coal Fund

Statements of Financial Condition

March 31, 2016 (unaudited) and December 31, 2015

	March 31, 2016 (unaudited)	December 31, 2015
Assets:
Cash	$645,172	$—
Cash held by broker for futures contracts	149,111	786,836
Unrealized appreciation on futures contracts	23,400	—
Prepaid brokerage fees and expenses	724	979
Total Assets	818,407	787,815

Liabilities and shareholders’ equity:
Unrealized depreciation on futures contracts	—	1,550
Management fee payable to related party	644	635
Total Liabilities	644	2,185

Shareholders’ equity:
Paid in capital - 25,050 and 25,050 redeemable shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,304,975	1,304,975
Accumulated deficit	(487,212)	(519,345)
Total shareholders’ equity	817,763	785,630
Total liabilities and shareholders’ equity	$818,407	$787,815

Net asset value per share	$32.65	$31.36

See accompanying notes to unaudited financial statements

WisdomTree Coal Fund

Unaudited Schedule of Investments

March 31, 2016

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long
CME Rotterdam Coal Futures
expiration date 7/29/16	6	0.95%	$7,800	$266,700
expiration date 8/26/16	6	0.95	7,800	266,700
expiration date 9/30/16	6	0.95	7,800	266,700
Total		2.85%	$23,400	$800,100

See accompanying notes to unaudited financial statements

4

WisdomTree Coal Fund

Schedule of Investments

December 31, 2015

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long
CME Rotterdam Coal Futures
expiration date 4/29/16	6	(0.09)%	$(700)	$262,800
expiration date 5/27/16	6	(0.05)	(400)	262,800
expiration date 6/24/16	5	(0.06)	(450)	219,000
Total		(0.20)%	$(1,550)	$744,600

See accompanying notes to unaudited financial statements

WisdomTree Coal Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended or Period March 31, 2016 and 2015

	2016	2015*
Income:
Interest income	$—	$—

Expenses:
Management fee to related party	1,837	6,113
Brokerage fees and expenses	580	1,930
Total expenses	2,417	8,043
Net investment loss	(2,417)	(8,043)

Realized and Net Change in Unrealized Gain (Loss) on Futures Contracts:
Net Realized Gain (Loss) from:
Futures Contracts	9,600	(167,500)
Net Realized Gain (Loss)	9,600	(167,500)

Net Change in Unrealized Gain (Loss) from:
Futures Contracts	24,950	(99,600)
Net Change in Unrealized Gain (Loss)	24,950	(99,600)
Net Realized and Unrealized Gain (Loss) on Futures Contracts	34,550	(267,100)

Net Gain (Loss)	$32,133	$(275,143)

* Commenced trading operations on the NYSE Arca on February 20, 2015.

See accompanying notes to unaudited financial statements

WisdomTree Coal Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2016

				Total
	Paid In		Accumulated	Shareholders’
	Units	Capital	Deficit	Equity
Balance at December 31, 2015	25,050	$1,304,975	$(519,345)	$785,630
Creation of Limited Units	—	—	—	—
Redemption of Limited Units	—	—	—	—
Net Gain (Loss):
Net Investment Loss	—	—	(2,417)	(2,417)
Net Realized Gain from Futures Contracts	—	—	9,600	9,600
Net Change in Unrealized Gain (Loss) from Futures Contracts	—	—	24,950	24,950
Net Gain	—	—	32,133	32,133
Balance at March 31, 2016	25,050	$1,304,975	$(487,212)	$817,763

See accompanying notes to unaudited financial statements

WisdomTree Coal Fund

Unaudited Statements of Cash Flows

For the Three Months or Period Ended March 31, 2016 and 2015

	2016	2015*
Cash flows from operating activities
Net Gain (Loss)	$32,133	$(275,143)
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Changes in assets and liabilities
(Increase)/Decrease in assets:
Unrealized appreciation on futures contracts	(23,400)	—
Prepaid brokerage fees and expenses	255	(2,038)
Increase/(Decrease) in liabilities:
Unrealized depreciation on futures contracts	(1,550)	99,600
Management fee payable to related party	9	4,705
Net cash provided by (used for) operating activities	7,447	(172,876)

Cash flows from financing activities
Proceeds from creation of Limited Units	—	6,000,000
Additional capital contribution	—	500
Net cash provided by financing activities	—	6,000,500

Net increase in cash	7,447	5,827,624
Cash** at beginning of period	786,836	1,500
Cash** at end of period	$794,283	$5,829,124

* Commenced trading operations on the NYSE Arca on February 20, 2015.

** Includes cash held by the broker for futures contracts.

See accompanying notes to unaudited financial statements

WisdomTree Coal Fund
Notes to Financial Statements
March 31, 2016

(1) Organization

WisdomTree Coal Fund (the “Fund”), formerly GreenHaven Coal Fund, was formed as a Delaware statutory trust on September 18, 2012 and commenced operations on February 19, 2015. WisdomTree Coal Services, LLC (the “Sponsor”) serves as the Fund’s commodity pool operator and sponsor under the Fund’s trust agreement, and is responsible for the day-to-day operations of the Fund. Shares representing units of fractional undivided beneficial interest in and ownership of the Fund are listed on the NYSE Arca under the symbol “TONS”.

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

As of January 1, 2016, the Fund’s Sub-Advisor and commodity trading advisor is GreenHaven Advisors LLC.

The Fund’s investment objective is to provide its investors with exposure to daily changes in the price of coal futures contracts, before Fund liabilities and expenses. The Fund pursues this objective by investing substantially all of its assets in Rotterdam coal futures contracts (“Coal Futures”) traded on the Chicago Mercantile Exchange (“CME”). The Fund will invest in Coal Futures on a non-discretionary basis (i.e., without regard to whether the value of the Fund is rising or falling over any particular period). The Fund will also invest a portion of its net assets in U.S. Treasuries and other high quality short-term fixed income securities for deposit with the Fund’s commodity brokers as margin. Additional specifications for CME Coal Futures can be found at the CME’s website.

The Fund continuously offers and redeems baskets of 25,000 Shares (“Baskets”) to authorized participants (“Authorized Participants”) at a price based on the Fund’s net asset value (“NAV”) per Share. Authorized Participants, in turn, may offer such Shares to the public at a per Share offering price that varies, depending on, among other factors, the trading price of the Shares, the NAV, and the supply of and demand for the Shares at the time of the offer.

The Sponsor and the Fund retain the services of third party service providers to the extent necessary to operate the ongoing operations of the Fund. (See Note (2)).

In accordance with Accounting Standard Update (“ASU“) 2013-08, Financial Services-Investment Companies, the Fund qualifies as an investment company and is applying the accounting and reporting guidance for investment companies.

Unaudited Interim Financial Information

The financial statements as of March 31, 2016 and for the three months or period ended March 31, 2016 and 2015 included herein are unaudited. In the opinion of the Sponsor, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year. Past performance of the Fund is not necessarily indicative of future performance.

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

(c) “The Administrator” — State Street Bank and Trust Company is the Fund’s Administrator. The Administrator performs or supervises the services necessary for the operation and administration of the Fund (other than making investment decisions) in accordance with various services agreements entered into with the Fund. These services include calculating the daily NAV of the Fund, accounting and other Fund administrative services. As the Fund’s transfer agent, the Administrator processes creations and redemptions of Shares. These transactions are processed on Depository Trust Company’s (“DTC”) book entry system. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants. State Street Bank and Trust Company has an office in Boston, Massachusetts.

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

(f) “Distributor” — Foreside Fund Services LLC (“FFS”) is the Fund’s Distributor. The Fund’s Distributor assists the Sponsor and the Administrator with certain functions and duties relating to the creation and redemption of Baskets, including receiving and processing orders from the Fund’s Authorized Participants to create and redeem Baskets, coordinating the processing of such orders and related functions and duties. FFS has an office in Portland, Maine.

(g) “Authorized Participant” — Authorized Participants are the only persons that may place orders to create or redeem Baskets. Each Authorized Participant must (1) be a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) be a participant in the DTC, and (3) have entered into a Participant Agreement with the Fund. The Participant Agreement sets forth the procedures for the creation and redemption of Baskets and for the delivery of cash required for such creations or redemptions. A list of the current Authorized Participants can be obtained from the Sponsor.

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

(c) Cash Held by Broker

Cash held in segregated accounts at MS&Co. is for the purpose of meeting the initial and subsequent variation margin requirements on open futures contracts held by the Fund. The cash held by MS&Co. is restricted cash and is not insured by the Federal Deposit Insurance Corporation.

(d) U.S. Obligations

The Fund records purchases and sales of U.S. Treasury Obligations on a trade date basis. These holdings are marked to market based on quotations from broker-dealers or independent service providers. The Fund may hold U.S. Treasury Obligations for deposit with the Commodity Broker as margin for trading and holding against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the U.S. Treasury Obligations. As of March 31, 2016 and December 31, 2015, there were no U.S. Treasury Obligations held by the Fund.

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

(f) Futures Contracts

The Fund purchases and holds Coal Futures for investment purposes. These contracts are recorded on a trade date basis and open contracts are valued daily at settlement prices provided by the relevant exchanges. In the Statement of Financial Condition, Coal Futures are presented at their published settlement prices on the last business day of the period, in accordance with the fair value accounting standard. Since these contracts are actively traded in markets that are directly observable and which provide readily available price quotes, their market value is deemed to be their fair value under the fair value accounting standard. (See Note 4 — Fair Value Measurements).

However, when market closing prices are not available, the Sponsor may value an asset of the Fund pursuant to such other principles as the Sponsor deems fair and equitable provided such principles are consistent with the fair value accounting standard. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

(g) Subsequent Events

For purposes of disclosure in the financial statements, the Fund has evaluated events occurring between the period ended March 31, 2016 and when the financial statements were issued. During that period, no Shares were created or redeemed. The evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded securities that are valued at the official closing price on the exchange where they are principally traded or U.S. government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s assets and liabilities at fair value as of March 31, 2016, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Unrealized appreciation on futures contracts	$23,400	$—	$—	$23,400

There were no transfers between Level 1 and Level 2 for the Fund during the three months ended March 31, 2016. The Fund did not hold any Level 3 securities during the three months ended March 31, 2016.

A summary of the Fund’s assets and liabilities at fair value as of December 31, 2015, classified according to the levels used to value them, is as follows:

Liabilities	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Unrealized depreciation on futures contracts	$(1,550)	$—	$—	$(1,550)

There were no transfers between Level 1 and Level 2 for the Fund during the year ended December 31, 2015. The Fund did not hold any Level 3 securities during the year ended December 31, 2015.

(5) Derivative Instruments and Hedging Activities

The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of March 31, 2016, the Fund was invested in commodity futures contracts. For the three months ended March 31, 2016 and year ended December 31, 2015, the volume of derivative activity (based on average month-end notional amounts) were $752,238 and $1,693,021, respectively.

At March 31, 2016, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives (i)	Liability Derivatives
Commodity Futures Contracts	$23,400	$—

(i)	Values are disclosed on the March 31, 2016 Statements of Financial Condition under unrealized appreciation on futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the three months ended March 31, 2016:

Derivative Instruments	Statements of Income and Expenses Location	Realized Gain on Derivative Instruments	Net Change in Unrealized Gain (Loss) on Derivative Instruments
Commodity Futures Contracts	Net realized gain (loss) from futures contracts	$9,600
	Net change in unrealized gain (loss) from futures contracts		$24,950

At December 31, 2015, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives (ii)
Commodity Futures Contracts	$—	$1,550

(ii)	Values are disclosed on the December 31, 2015 Statements of Financial Condition under unrealized depreciation on futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the period ended March 31, 2015.

Derivative Instruments	Statements of Income and Expenses Location	Realized Loss on Derivative Instruments	Net Change in Unrealized Gain (Loss) on Derivative Instruments
Commodity Futures Contracts	Net realized gain (loss) from futures contracts	$(167,500)
	Net change in unrealized gain (loss) from futures contracts		$(99,600)

(6) Financial Instrument Risk

Market Risk

Trading in Coal Futures will involve the Fund entering into contractual commitments to purchase or sell specific amounts of instruments at a specified date in the future. The gross or face amount of the contracts is expected to significantly exceed the future cash requirements of the Fund, however, the Fund intends to close out any open positions prior to the contractual expiration date. As a result, the Fund’s market risk is the risk of loss arising from the decline in value of the contracts, not from the need to make delivery under the contracts. The Fund considers the “fair value” of derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with the commitment by the Fund to purchase a specific contract will be limited to the aggregate face amount of the contacts held.

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

The Commodity Exchange Act (“CEA”) requires all Futures Commission Merchants (“FCMs”), such as the Fund’s current Commodity Broker, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA. The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

The CFTC has adopted regulations that require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

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

(7) Share Creations and Redemptions

As described in the Item 1 of this quarterly report, the creation and redemption procedures allow only Authorized Participants to create and redeem Shares directly from the Fund. Proceeds from sales of shares of the Fund are invested directly in the Fund. Retail investors seeking to purchase or sell Shares on any day are expected to execute such transactions in the secondary market, on the NYSE Arca, at the market price per Share, rather than in connection with the creation or redemption of Baskets.

(a) Creation of Shares

General. On any business day, an Authorized Participant may place an order with the Distributor to create one or more Baskets. Creation orders are accepted only on a “business day” during which the NYSE Arca is open for regular trading. Purchase orders must be placed no later than 10:00 a.m., New York time, on each business day the NYSE Arca is open for regular trading. The day on which the Distributor receives a valid purchase order is the purchase order date. Purchase orders are irrevocable. By placing a purchase order, and prior to delivery of the applicable Baskets, an Authorized Participant’s DTC account will be charged the non-refundable transaction fee due for the purchase order.

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

Determination of Redemption Proceeds. The redemption proceeds from the Fund consists of the cash redemption amount equal to the NAV of the number of Baskets requested in the Authorized Participant’s redemption order on the redemption order date. To calculate the NAV, the Administrator will use the CME settlement price (typically determined after 5:00 p.m. New York time) for the Coal Futures traded on the CME.

Delivery of Redemption Proceeds. The redemption proceeds due from the Fund is delivered to the Authorized Participant at 12:00 p.m., New York time, on the business day immediately following the redemption order date if, by such time, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution is delivered to the extent of whole Baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Baskets received if the Administrator receives the fee applicable to the extension of the redemption distribution date which the Sponsor may, from time to time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by 12:00 p.m., New York time, on such next business day. Any further outstanding amount of the redemption order shall be cancelled. The Sponsor may cause the redemption distribution to be delivered notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by 12:00 p.m., New York time, on the next business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Administrator and the Sponsor may from time to time determine.

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

(8) Operating Expenses

(a) Sponsor Fee

The Fund pays the Sponsor a fee equal to 0.95% per annum of the Fund’s average daily NAV. For the three months or period ended March 31, 2016 and 2015, the Sponsor’s fee was $1,837 and $6,113, respectively. In addition, the Fund will pay its brokerage fees and expenses, and certain other operational fees, as described below.

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

Brokerage commissions and fees are charged against the Fund’s assets on a per transaction basis. The brokerage commissions, trading fees and routine operational, administrative, and other ordinary expenses incurred for the three months or period ended March 31, 2016 and 2015 were $580 and $1,930, respectively.

(9) Termination

The term of the Fund is perpetual, but the Fund may be dissolved at any time and for any reason, or for no reason at all, by the Sponsor with written notice to the Shareholders. Any termination of the Fund will result in the compulsory redemption of all outstanding Shares.

(10) Profit and Loss Allocations and Distributions

The Sponsor and the Shareholders share in any profits and losses of the Fund attributable to the Fund in proportion to the percentage interest owned by each. Distributions may be made at the sole discretion of the Sponsor on a pro-rata basis in accordance with the respective capital balances of the Shareholders, but the Fund is under no obligation to make periodic distributions to Shareholders. The Fund made no distributions to its Shareholders during the three months ended March 31, 2016.

(11) Commitments and Contingencies

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of the Fund. As of March 31, 2016, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance and operations for a Share outstanding for the three months or period ended March 31, 2016 and 2015. The total return at NAV is based on the change in NAV of the Shares during the period and the total return at market value is based on the change in market value of the Shares on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended	Period Ended
	March 31, 2016	March 31, 2015*
Net Asset Value
Net asset value per Share, beginning of period	$31.36	$30.00
Capital contribution on original units	—	10.00
Net asset value per Share, beginning of period	31.36	40.00
Net realized and change in unrealized gain (loss)	1.39	(1.78)
Net investment loss(1)	(0.10)	(0.05)
Net increase (decrease) in net assets from operations	1.29	(1.83)
Net asset value per Share, end of period	$32.65	$38.17

Market value per Share, beginning of period	$30.85	$40.00
Market value per Share, end of period	$32.21	$39.30

Ratio to average Net Assets(2)
Net investment loss	(1.25)%	(1.28)%
Total expenses	1.25%	1.28%

Total Return, at net asset value(3)	4.11%	(4.58)%
Total Return, at market value(3,4)	4.44%	(1.75)%

*	Commenced trading on the NYSE Arca on February 20, 2015.
(1)	Based on average shares outstanding.
(2)	Annualized.
(3)	Total return calculated for a period of less than one year is not annualized.

(4)	In computing the market price total returns, the inputs for dates on or after January 1, 2016 reflect the midpoint of the bid/ask spread as of the close of trading on the exchange where Fund shares are listed, and the inputs for dates prior to January 1, 2016 reflect the last price as of the close of trading on the exchange where Fund shares are listed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview/Introduction

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

The Fund continuously offers and redeems baskets of 25,000 Share Baskets (“Baskets”) to authorized participants (“Authorized Participants”) at a price based on the Fund’s net asset value (“NAV”) per Share. Authorized Participants, in turn, may offer such Shares to the public at a per Share offering price that varies depending on, among other factors, the trading price of the Shares, the NAV, and the supply of and demand for the Shares at the time of the offer.

Performance Summary

Performance of the Fund is detailed below in “Results of Operations.”

Net Asset Value

The Fund’s Net Asset Value (“NAV”) equals the market value of the Fund’s total assets less total liabilities calculated in accordance with generally accepted accounting principles in the United States. The Fund’s Administrator calculates the NAV once each NYSE Arca trading day. The Administrator uses the CME settlement price (typically determined after 5:00 p.m. New York time) for the contracts traded on the CME Facilities. The NAV for a particular trading day is released after 5:00 p.m. New York time and effective January 1, 2016, will be posted at www.wisdomtree.com.

Critical Accounting Policies

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

Market Risk

Trading in Coal Futures involves the Fund entering into contractual commitments to purchase or sell specific amounts of instruments at a specified date in the future. The gross or face amount of the contracts is expected to significantly exceed the future cash requirements of the Fund, however, the Fund intends to close out any open positions prior to the contractual expiration date. As a result, the Fund’s market risk is the risk of loss arising from the decline in value of the contracts, not from the need to make delivery under the contracts. The Fund considers the “fair value” of derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with the commitment by the Fund to purchase a specific contract is limited to the aggregate face amount of the contracts held.

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

Results of Operations

FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS TO MARCH 31, 2016

The Fund commenced operations on February 19, 2015 at $40.00 per share and the Fund’s shares began secondary market trading on the NYSE Arca on February 20, 2015.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Date	NAV Per Share	Total Shares	Net Assets	1 Month Return	3 Month Return	Year to Date Return	Cumulative Return Since Inception
2/19/2015	$40.00	150,050	$6,002,000	N/A	N/A	N/A	N/A
2/28/2015	$41.36	150,050	$6,206,068	N/A	N/A	N/A	3.40%
3/31/2015	$38.17	150,050	$5,727,409	(7.71)%	N/A	N/A	(4.58)%
4/30/2015	$38.58	150,050	$5,788,929	1.07%	N/A	N/A	(3.55)%
5/31/2015	$38.29	25,050	$959,165	(0.75)%	(7.42)%	N/A	(4.28)%
6/30/2015	$39.73	25,050	$995,237	3.76%	4.09%	N/A	(0.68)%
7/31/2015	$36.91	25,050	$924,596	(7.10)%	(4.33)%	N/A	(7.73)%
8/31/2015	$35.70	25,050	$894,285	(3.28)%	(6.76)%	N/A	(10.75)%
9/30/2015	$33.19	25,050	$831,410	(7.03)%	(16.46)%	N/A	(17.03)%
10/31/2015	$33.73	25,050	$844,937	1.63%	(8.62)%	N/A	(15.68)%
11/30/2015	$32.78	25,050	$821,139	(2.82)%	(8.18)%	N/A	(18.05)%
12/31/2015	$31.36	25,050	$785,568	(4.33)%	(5.51)%	N/A	(21.60)%
1/31/2016	$30.79	25,050	$771,290	(1.82)%	(8.72)%	(1.82)%	(23.03)%
2/29/2016	$30.85	25,050	$772,793	0.19%	(5.89)%	(1.63)%	(22.88)%
3/31/2016	$32.65	25,050	$817,883	5.83%	4.11%	4.11%	(18.38)%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

The Fund seeks to provide investors with exposure to the daily change in the price of Coal Futures, before expenses and liabilities of the Fund. For the three-months ended March 31, 2016, the Fund’s Net Asset Value returned 4.11%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

Effective January 1, 2016, in accordance with the terms of a Unit Purchase Agreement dated October 29, 2015, GreenHaven Group LLC sold to WisdomTree Investments Inc., 100% of the issued and outstanding membership interest in the Sponsor. In connection with such sale, the Sponsor appointed State Street Bank and Trust as the Fund’s Administrator. The Administrator retains certain financial books and records on behalf of the Fund, including fund accounting records and ledgers with respect to assets, liabilities, capital, income and expenses Also in connection with such sale, the Sponsor appointed new executive officers, who participate in the management of the Fund. See the Fund’s Form 8-K filed January 4, 2016. Except as noted above, Management does not believe that there have been any change in the Fund’s internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 29, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) There were no shares redeemed from Authorized Participants during the quarter ended March 31, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description of Document
3.1	Certificate of Amendment to Certificate of Trust of GreenHaven Coal Fund (1)
3.2	Amendment to Second Amended and Restated Declaration of Trust and Trust Agreement of GreenHaven Coal Fund (2)
10.1	Commodity Subadvisory Agreement(3)
10.2	Master Custodian Agreement (4)
10.3	Administration Agreement(5)
10.4	Distribution Services Agreement(6)
10.5	Transfer Agency and Services Agreement(7)
10.6	Form of Participant Agreement(8)
31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (9)
31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(9)
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 of the Fund’s Current Report on Form 8-K filed January 4, 2016.

(2)	Incorporated by reference to Exhibit 3.2 of the Fund’s Current Report on Form 8-K filed January 4, 2016.

(3)	Incorporated by reference to Exhibit 10.1 of the Fund’s Current Report on Form 8-K filed January 4, 2016.

(4)	Incorporated by reference to Exhibit 10.2 of the Fund’s Current Report on Form 8-K filed January 4, 2016.

(5)	Incorporated by reference to Exhibit 10.3 of the Fund’s Current Report on Form 8-K filed January 4, 2016.

(6)	Incorporated by reference to Exhibit 10.4 of the Fund’s Current Report on Form 8-K filed January 4, 2016.

(7)	Incorporated by reference to Exhibit 10.5 of the Fund’s Current Report on Form 8-K filed January 4, 2016

(8)	Incorporated by reference to Exhibit 10.6 of the Fund’s Current Report on Form 8-K filed January 4, 2016.

(9)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WisdomTree Coal Services, LLC,
Sponsor of the WisdomTree Coal Fund (registrant)

By:	/s/ Gregory Barton
Gregory Barton
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2016

By:	/s/ David Castano
David Castano
Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2016

