Form 10-Q
period 2016-06-30
WisdomTree Coal Fund
filed 2016-08-05
CIK 1552700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Numbers: 001-36840

WISDOMTREE COAL FUND

(Registrant)

(Exact name of Registrant as specified in its charter)

Delaware	90-6214629
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

c/o WisdomTree Coal Services, LLC 245 Park Avenue 35th Floor New York, NY	10167
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2016: 25,050 Shares outstanding

WisdomTree Coal Fund

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WisdomTree Coal Fund

Statements of Financial Condition

June 30, 2016 (unaudited) and December 31, 2015

	June 30, 2016 (unaudited)	December 31, 2015
Assets:
Cash	$643,167	$—
Cash held by broker for futures contracts (Note 3)	324,585	786,836
Unrealized appreciation on futures contracts	56,100	—
Prepaid brokerage fees and expenses	379	979

Total Assets	1,024,231	787,815

Liabilities and shareholders’ equity:
Unrealized depreciation on futures contracts	—	1,550
Management fee payable to related party	764	635

Total Liabilities	764	2,185

Shareholders’ equity:
Paid in capital - 25,050 and 25,050 redeemable shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,304,975	1,304,975
Accumulated deficit	(281,508)	(519,345)

Total shareholders’ equity	1,023,467	785,630

Total liabilities and shareholders’ equity	$1,024,231	$787,815

Net asset value per share	$40.86	$31.36

See accompanying notes to unaudited financial statements

WisdomTree Coal Fund

Unaudited Schedule of Investments

June 30, 2016

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value

Futures Contracts Long
CME Rotterdam Coal Futures
expiration date 10/28/16	6	1.93%	$19,800	$345,000
expiration date 11/25/16	6	1.93	19,800	345,000
expiration date 12/23/16	5	1.61	16,500	287,500

Total		5.47%	$56,100	$977,500

See accompanying notes to unaudited financial statements

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

See accompanying notes to unaudited financial statements

WisdomTree Coal Fund

Unaudited Statements of Income and Expenses

For the Three Months, Six Months or Period Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015*
Income:
Interest income	$—	$—	$—	$—

Expenses:
Management fee to related party	2,125	5,169	3,962	11,282
Brokerage fees and expenses	671	1,632	1,251	3,562

Total expenses	2,796	6,801	5,213	14,844

Net investment loss	(2,796)	(6,801)	(5,213)	(14,844)

Realized and Net Change in Unrealized Gain (Loss) on Future Contracts:
Net Realized Gain (Loss) from:
Futures Contracts	175,800	(169,950)	185,400	(337,450)

Net Realized Gain (Loss)	175,800	(169,950)	185,400	(337,450)

Net Change in Unrealized Gain from:
Futures Contracts	32,700	142,100	57,650	42,500

Net Change in Unrealized Gain	32,700	142,100	57,650	42,500

Net Realized and Unrealized Gain (Loss) from Futures Contracts	208,500	(27,850)	243,050	(294,950)

Net Gain (Loss)	$205,704	$(34,651)	$237,837	$(309,794)

*	Commenced trading operations on the NYSE Arca on February 20, 2015.

See accompanying notes to unaudited financial statements

WisdomTree Coal Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2016

	Paid In		Accumulated	Total Shareholders’
	Units	Capital	Deficit	Equity
Balance at December 31, 2015	25,050	$1,304,975	$(519,345)	$785,630
Creation of Limited Units	—	—	—	—
Redemption of Limited Units	—	—	—	—
Net Gain (Loss):
Net Investment Loss	—	—	(5,213)	(5,213)
Net Realized Gain from Futures Contracts	—	—	185,400	185,400
Net Change in Unrealized Gain from Futures Contracts	—	—	57,650	57,650

Net Gain	—	—	237,837	237,837

Balance at June 30, 2016	25,050	$1,304,975	$(281,508)	$1,023,467

See accompanying notes to unaudited financial statements

WisdomTree Coal Fund

Unaudited Statements of Cash Flows

For the Six Months or Period Ended June 30, 2016 and 2015

	2016	2015*
Cash flows from operating activities
Net Gain (Loss)	$237,837	$(309,794)
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Changes in assets and liabilities
(Increase)/Decrease in assets:
Unrealized appreciation on future contracts	(56,100)	(42,500)
Prepaid brokerage fees and expenses	600	(1,683)
Increase/(Decrease) in liabilities:
Unrealized depreciation on futures contracts	(1,550)	—
Management fee payable to related party	129	755

Net cash provided by (used for) operating activities	180,916	(353,222)

Cash flows from financing activities
Proceeds from creation of Limited Units	—	6,000,000
Additional capital contribution	—	500
Redemption of Limited Units	—	(4,697,025)

Net cash provided by financing activities	—	1,303,475

Net increase in cash	180,916	950,253
Cash** at beginning of period	786,836	1,500

Cash** at end of period	$967,752	$951,753

*	Commenced trading operations on the NYSE Arca on February 20, 2015.
**	Includes cash held by the broker for futures contracts.

See accompanying notes to unaudited financial statements

WisdomTree Coal Fund

Notes to Financial Statements

June 30, 2016

(1) Organization

WisdomTree Coal Fund (the “Fund”), formerly GreenHaven Coal Fund, was formed as a Delaware statutory trust on June 18, 2012 and commenced operations on February 19, 2015. WisdomTree Coal Services, LLC (the “Sponsor”) serves as the Fund’s commodity pool operator and sponsor under the Fund’s trust agreement, and is responsible for the day-to-day operations of the Fund. Shares representing units of fractional undivided beneficial interest in and ownership of the Fund are listed on the NYSE Arca under the symbol “TONS”.

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

As of January 1, 2016, the Fund’s Sub-Advisor and commodity trading advisor is GreenHaven Advisors LLC.

The Fund’s investment objective is to provide its investors with exposure to daily changes in the price of coal futures contracts, before Fund liabilities and expenses. The Fund pursues this objective by investing substantially all of its assets in Rotterdam coal futures contracts (“Coal Futures”) traded on the Chicago Mercantile Exchange (“CME”). The Fund will invest in Coal Futures on a non-discretionary basis (i.e., without regard to whether the value of the Fund is rising or falling over any particular period). The Fund may also invest a portion of its net assets in U.S. Treasuries and other high quality short-term fixed income securities for deposit with the Fund’s commodity brokers as margin. Additional specifications for CME Coal Futures can be found at the CME’s website.

The Fund continuously offers, and redeems baskets of 25,000 Shares (“Baskets”) to authorized participants (“Authorized Participants”) at a price based on the Fund’s net asset value (“NAV”) per Share. Authorized Participants, in turn, may offer such Shares to the public at a per Share offering price that varies, depending on, among other factors, the trading price of the Shares, the NAV, and the supply of and demand for the Shares at the time of the offer.

The Sponsor and the Fund retain the services of third party service providers to the extent necessary to operate the ongoing operations of the Fund. (See Note (2)).

In accordance with Accounting Standard Update (“ASU”) 2013-08, Financial Services-Investment Companies, the Fund qualifies as an investment company and is applying the accounting and reporting guidance for investment companies.

Unaudited Interim Financial Information

The financial statements as of June 30, 2016 and for the three-months, six-months or period ended June 30, 2016 and 2015 included herein are unaudited. In the opinion of the Sponsor, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year. Past performance of the Fund is not necessarily indicative of future performance.

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

(c) “Administrator” — State Street Bank and Trust Company is the Fund’s Administrator. The Administrator performs or supervises the services necessary for the operation and administration of the Fund (other than making investment decisions) in accordance with various services agreements entered into with the Fund. These services include calculating the daily NAV of the Fund, accounting and other Fund administrative services. As the Fund’s transfer agent, the Administrator processes creations and redemptions of Shares. These transactions are processed on Depository Trust Company’s (“DTC”) book entry system. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants. State Street Bank and Trust Company has an office in Boston, Massachusetts.

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

(f) “Distributor” — Foreside Fund Services LLC (“FFS”) is the Fund’s Distributor. The Fund’s Distributor assists the Sponsor and the Administrator with certain functions and duties relating to the creation and redemption of Baskets, including receiving and processing orders from Authorized Participants to create and redeem Baskets, coordinating the processing of such orders and related functions and duties. FFS has an office in Portland, Maine.

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

(3) Summary of Significant Accounting Policies

(a) Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the amounts of reported income and expenses during the period. Actual results could differ from those estimates.

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

(d) U. S. Treasury Obligations

The Fund records purchases and sales of U.S. Treasuries on a trade date basis. These holdings are marked to market based on quotations from broker-dealers or independent service providers. The Fund may hold U.S. Treasuries for deposit with the Commodity Broker as margin for trading and holding against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the U.S. Treasury Obligations. As of June 30, 2016 and December 31, 2015, there were no U.S. Treasuries held by the Fund.

(e) Income Taxes

The Fund is classified as a partnership, for U.S. federal income tax purposes. Accordingly, the Fund is not subject to U.S. federal, state, or local income taxes. Accordingly, no provision for federal, state, or local income taxes has been made in the accompanying financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s income, gain, loss, deductions and other items.

The Fund accounts for uncertainty in income taxes pursuant to the applicable accounting standard, which provides measurement, presentation and disclosure guidance, related to uncertain tax positions. The guidance addresses how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this topic, the Fund may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

(f) Futures Contracts

The Fund purchases and holds Coal Futures for investment purposes. These contracts are recorded on a trade date basis and open contracts are valued daily at settlement prices provided by the relevant exchanges. In the Statements of Financial Condition, Coal Futures are presented at their published settlement prices on the last business day of the period, in accordance with the fair value accounting standard. Since these contracts are actively traded in markets that are directly observable and which provide readily available price quotes, their market value is deemed to be their fair value under the fair value accounting standard. (See Note 4 — Fair Value Measurements). However, when market closing prices are not available, the Sponsor may value an asset of the Fund pursuant to such other principles as the Sponsor deems fair and equitable provided such principles are consistent with the fair value accounting standard. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

(g) Subsequent Events

For purposes of disclosure in the financial statements, the Fund has evaluated events occurring between the period ended June 30, 2016 and when the financial statements were issued. During the period, no Shares were created or redeemed. The evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded securities that are valued at the official closing price on the exchange where they are principally traded or U.S. government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s assets and liabilities at fair value as of June 30, 2016, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Unrealized appreciation on futures contracts	$56,100	$—	$—	$56,100

There were no transfers between Level 1 and Level 2 for the Fund during the six months ended June 30, 2016. The Fund did not hold any Level 3 securities during the six months ended June 30, 2016.

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

(5) Derivative Instruments and Hedging Activities

The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of June 30, 2016, the Fund was invested in coal futures. For the six months ended June 30, 2016 and year ended December 31, 2015, the volumes of derivative activity (based on average month-end notional amounts) were $819,993 and $1,693,021, respectively.

The fair value of derivative instruments at June 30, 2016 and December 31, 2015, were as follows:

Period	Derivative Instruments	Asset Derivatives (i)	Liability Derivatives (ii)
June 30, 2016	Coal Futures	$56,100	—

December 31, 2015	Coal Futures	—	$1,550

(i)	Values are disclosed on the Consolidated Statements of Financial Condition under Net unrealized appreciation on futures contracts.
(ii)	Values are disclosed on the Consolidated Statements of Financial Condition under Net unrealized depreciation on futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the three months and six months ended June 30, 2016 and 2015:

Period	Derivative Instruments	Realized Gain (Loss) on Derivative Instruments (i)	Net Change in Unrealized Gain (Loss) on Derivative Instruments (ii)
Three months ended June 30, 2016	Coal Futures	$175,800	$32,700

Three months ended June 30, 2015	Coal Futures	(169,950)	142,100

Six months ended June 30, 2016	Coal Futures	185,400	57,650

Six-month period ended June 30, 2015*	Coal Futures	(337,450)	42,500

*	Commenced trading operations on the NYSE Arca on February 20, 2015.
(i)	Values are disclosed on the Consolidated Statements of Income and Expenses under Net realized gain (loss) from futures contracts.
(ii)	Values are disclosed on the Consolidated Statements of Income and Expenses under Net change in unrealized gain (loss) from futures contracts.

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

Market risk is the potential for changes in the value of the financial instruments traded by the Fund due to market changes, including fluctuations in commodity price. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions at the same time, and the Sponsor was unable to offset such positions, the Fund could experience substantial losses.

Credit Risk

When the Fund enters into Coal Futures, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations. As the Fund initially plans to trade its investments primarily on CME ClearPort, the Fund executes trades of Block Traded Coal Futures via CME ClearPort by placing purchase orders with an Execution Broker. The Execution Broker identifies a selling counterparty, and simultaneously with completion of the transaction, the Block Traded Coal Futures are entered into CME ClearPort by the Execution Broker, thereby completing the transaction and creating a cleared futures transaction. If the CME does not accept the transaction for any reason, the transaction is considered null and void and of no legal effect. As a result, all of the Fund’s positions in Coal Futures, whether traded on the CME ClearPort Block Trade entry systems or on CME Globex, will be cleared by CME clearing member firms, thereby reducing counterparty risk. There can be no assurance that any counterparty, clearinghouse, or their financial backers will satisfy their obligations to the Fund.

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

The Commodity Exchange Act (“CEA”) requires all Futures Commission Merchants (“FCMs”), such as the Fund’s current Commodity Broker, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the Commodity Futures Trading Commission (“CFTC”). The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA. The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

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

(8) Operating Expenses

(a) Sponsor Fee

The Fund pays the Sponsor a fee equal to 0.95% of the average daily NAV. The Sponsor’s fee incurred for the three months ended June 30, 2016 and 2015 were $2,125 and $5,169 and for the six months or period ended June 30, 2016 and 2015 were $3,962 and $11,282, respectively. In addition, the Fund will pay its brokerage fees and expenses, and certain other operational fees, as described below.

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

Brokerage commissions and fees are charged against the Fund’s assets on a per transaction basis. The brokerage commissions, trading fees and routine operational, administrative, and other ordinary expenses incurred for the three months ended June 30, 2016 and 2015 were $671 and $1,632 and for the six months or period ended June 30, 2016 and 2015 were $1,251 and $3,562, respectively.

(9) Termination

The term of the Fund is perpetual, but the Fund may be dissolved at any time and for any reason, or for no reason at all, by the Sponsor with written notice to the Shareholders. Any termination of the Fund will result in the compulsory redemption of all outstanding Shares.

(10) Profit and Loss Allocations and Distributions

The Sponsor and the Shareholders share in any profits and losses of the Fund attributable to the Fund in proportion to the percentage interest owned by each. Distributions may be made at the sole discretion of the Sponsor on a pro-rata basis in accordance with the respective capital balances of the Shareholders, but the Fund is under no obligation to make periodic distributions to Shareholders. The Fund made no distributions to its Shareholders during the six months ended June 30, 2016.

(11) Commitments and Contingencies

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of the Fund. As of June 30, 2016, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance and operations for a Share outstanding for the three months, six months or period ended June 30, 2016 and 2015. The total return at NAV is based on the change in NAV of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015*
Net Asset Value
Net asset value per Share, beginning of period	$32.65	$38.17	$31.36	$30.00
Capital contribution on original units	—	—	—	10.00

Net asset value per Share, beginning of period	32.65	38.17	31.36	40.00

Net realized and change in unrealized gain (loss)	8.32	1.68	9.71	(0.09)
Net investment loss(1)	(0.11)	(0.12)	(0.21)	(0.18)

Net increase (decrease) in net assets from operations	8.21	1.56	9.50	(0.27)

Net asset value per Share, end of period	$40.86	$39.73	$40.86	$39.73

Ratio to average Net Assets(2)
Net investment loss	(1.25)%	(1.29)%	(1.25)%	(1.27)%

Total expenses	1.25%	1.29%	1.25%	1.27%

Total Return, at net asset value(3)	25.15%	4.09%	30.29%	(0.68)%

*	Commenced trading operations on the NYSE Arca on February 20, 2015.
(1)	Based on average shares outstanding.
(2)	Annualized.
(3)	Total return calculated for a period of less than one year is not annualized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with the Fund’s Financial Statements and the related Notes to the Fund’s Financial Statements included elsewhere in this Quarterly Report.

This Quarterly Report, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause the Fund’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Fund’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and the Fund cannot assure investors that these projections included in these forward-looking statements will come to pass. The Fund’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

The Fund has based the forward-looking statements included in this Quarterly Report on information available to it as close to the filing date of this Quarterly Report as reasonably practicable, and the Fund assumes no obligation to update any such forward-looking statements except as required by the federal securities laws. Investors are advised to review any additional disclosures that the Fund may make directly to them or through reports that the Fund files in the future with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Effective January 1, 2016, in accordance with the terms of a Unit Purchase Agreement dated October 29, 2015; GreenHaven Group LLC sold 100% of the issued and outstanding membership interest in the Sponsor to WisdomTree Investments Inc. Following the sale, the name of the Fund was changed from “GreenHaven Coal Fund” to “WisdomTree Coal Fund” and the name of the Sponsor was changed from “GreenHaven Coal Services, LLC” to “WisdomTree Coal Services, LLC.”

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

Credit Risk

When the Fund enters into Coal Futures, it will be exposed to the credit risk that the counterparty will not be able to meet its obligations. As the Fund trades its investments primarily on CME ClearPort, the Fund executes trades of Block Traded Coal Futures via CME ClearPort by placing purchase orders with an Execution Broker. The Execution Broker identifies a selling counterparty, and simultaneously with completion of the transaction, the Block Traded Coal Futures are entered into CME ClearPort by the Execution Broker, thereby completing the transaction and creating a cleared futures transaction. If the CME does not accept the transaction for any reason, the transaction is considered null and void and of no legal effect. As a result, all of the Fund’s positions in Coal Futures, whether traded on the CME ClearPort Block Trade entry systems or on CME Globex, will be cleared by CME clearing member firms, thereby reducing counterparty risk. There can be no assurance that any counterparty, clearinghouse, or their financial backers will satisfy their obligations to the Fund.

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

The Fund generates cash primarily from (i) the sale of creation Baskets and (ii) interest earned on cash, cash equivalents and investments in collateralizing U.S. Treasuries. Substantially all of the net assets of the Fund are allocated to trading in Coal Futures. Most of the assets of the Fund are held in U.S. Treasuries, cash and/or cash equivalents that could or are used as margin or collateral for trading in Coal Futures. The percentage that such assets bear to the total net assets varies from period to period as the market values of the Coal Futures change. Interest earned on interest-bearing assets of the Fund is paid to the Fund.

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

Results of Operations

FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS TO JUNE 30, 2016

The Fund commenced operations on February 19, 2015 at $40.00 per share and the Fund’s shares began secondary market trading on the NYSE Arca on February 20, 2015.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Date	NAV Per Share	Total Shares	Net Assets	1 Month Return	3 Month Return	Year to Date Return	Cumulative Return Since Inception
2/19/2015	$40.00	150,050	$6,002,000	N/A	N/A	N/A	N/A
2/28/2015	$41.36	150,050	$6,206,242	N/A	N/A	N/A	3.40%
3/31/2015	$38.17	150,050	$5,726,857	(7.71)%	N/A	N/A	(4.58)%
4/30/2015	$38.58	150,050	$5,789,246	1.07%	N/A	N/A	(3.55)%
5/31/2015	$38.29	25,050	$959,274	(0.75)%	(7.42)%	N/A	(4.28)%
6/30/2015	$39.73	25,050	$995,181	3.76%	4.09%	N/A	(0.68)%
7/31/2015	$36.91	25,050	$924,561	(7.10)%	(4.33)%	N/A	(7.73)%
8/31/2015	$35.70	25,050	$894,401	(3.28)%	(6.76)%	N/A	(10.75)%
9/30/2015	$33.19	25,050	$831,507	(7.03)%	(16.46)%	N/A	(17.03)%
10/31/2015	$33.73	25,050	$845,021	1.63%	(8.62)%	N/A	(15.68)%
11/30/2015	$32.78	25,050	$821,066	(2.82)%	(8.18)%	N/A	(18.05)%
12/31/2015	$31.36	25,050	$785,630	(4.33)%	(5.51)%	N/A	(21.60)%
1/31/2016	$30.79	25,050	$771,214	(1.82)%	(8.72)%	(1.82)%	(23.03)%
2/29/2016	$30.85	25,050	$772,710	0.19%	(5.89)%	(1.63)%	(22.88)%
3/31/2016	$32.65	25,050	$817,763	5.83%	4.11%	4.11%	(18.38)%
4/30/2016	$34.12	25,050	$854,710	4.50%	10.82%	10.82%	(14.70)%
5/31/2016	$37.18	25,050	$931,473	8.97%	20.52%	18.56%	(7.05)%
6/30/2016	$40.86	25,050	$1,023,467	9.90%	25.15%	30.29%	2.15%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

The Fund seeks to provide investors with exposure to the daily change in the price of Coal Futures, before expenses and liabilities of the Fund. For the six-months ended June 30, 2016 and the period ended June 30, 2015, the Fund’s NAV returned 30.29% and -0.68% respectively.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2016, the Fund made no changes to its internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 29, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) For the three-months ended June 30, 2016, no Shares were redeemed and no Shares were created. On June 30, 2016, 25,050 Shares of the Fund were outstanding for a market capitalization of $1,023,293, based on the last closing price of $40.85 on the NYSE Arca as of June 30, 2016.

(c) There were no Shares redeemed (purchased back by the Fund, or “Issuer”) from Authorized Participants during the quarter ended June 30, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (1)

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(1)

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

[1]	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WisdomTree Coal Services, LLC,
Sponsor of the WisdomTree Coal Fund (registrant)

By:	/s/ Gregory Barton
Gregory Barton
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2016

By:	/s/ David Castano
David Castano
Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2016